Form 10-K405
period 1997-12-31
PREVIEW TRAVEL INC
filed 1998-03-31
CIK 1047121

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



                       COMMISSION FILE NUMBER:  000-23177



                             PREVIEW TRAVEL, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         94-2965892
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                   747 FRONT STREET, SAN FRANCISCO, CA 94111
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (415) 439-1200

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK - $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $141,100,000 as of March 12, 1998, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 11,339,485 shares of the registrant's Common Stock issued and outstanding as of March 12, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement relating to the Company's 1998 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

                                     PART I

ITEM 1.  BUSINESS

     This description contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risks set forth herein and elsewhere in this Form 10-K. The Company assumes no obligation to update any forward-looking statements contained herein.

INTRODUCTION

     Preview Travel, Inc. ("Preview Travel" or the "Company") is a leading provider of branded online travel services for leisure and small business travelers. The Company operates its own Web sites (www.previewtravel.com, www.reservations.com and www.vacations.com), the primary travel service on America Online, Inc. ("AOL") (AOL keyword: previewtravel) and a co-branded travel Web site with Excite, Inc. ("Excite") (City.Net). The Company offers one-stop travel shopping and reservation services, providing reliable, real-time access to schedule, pricing and availability information for over 500 airlines, 13,000 hotels and all major car rental companies. The Company's proprietary technology and user-friendly interface enable customers to easily and quickly access travel information 24 hours a day, seven days a week, to make informed choices about their travel purchases. In addition to its reservation and ticketing service, the Company offers vacation packages, discounted and promotional fares, travel news and destination content. The Company complements its compelling content and user- friendly interface with a high level of customer service.

     Through its News Travel Network, Inc. division ("NTN"), Preview Travel produces entertainment programming for broadcast and cable television and the in-flight market. NTN also produces 90-second news inserts for local television station newscasts. NTN has compiled and continually updates an extensive library of over 6,000 hours of proprietary, broadcast quality footage featuring over 2,000 destinations around the world. NTN employs an in- house sales staff that syndicates this programming to television stations worldwide and sells the commercial airtime within these programs to national advertisers.

     To broaden its online presence and build brand recognition, in 1997 the Company entered into long-term agreements with AOL, the leading online service provider with over eleven million members, and Excite, a leading search engine provider with over two million visitors per day. The Company is AOL's primary and preferred provider of online travel services and the exclusive provider of travel reservations services on Excite's Travel Channel (City.Net). In March 1998, the Company entered into a two-year agreement with Lycos, another leading search engine provider, under which the Company will be the exclusive multi-service provider of travel reservations on Lycos' Travel Web Guide and Travel Network. Through such strategic agreements, the Company's travel services are prominently featured on the AOL, Excite and Lycos travel channels and contextually integrated throughout the AOL, Excite and Lycos services.

     Since launching its online booking service in May 1996, the Company has experienced significant growth in its gross bookings. As of December 31, 1997,
2.6 million users had registered on the Company's online site, and over $100 million in gross bookings of travel services had been purchased by approximately 168,000 customers in over 297,000 transactions.

     Preview Travel, Inc. (formerly Preview Media, Inc.) was incorporated in California in March 1985 and was reincorporated in Delaware in November 1997. The Company's principal corporate offices are located at 747 Front Street, San Francisco, California 94111. Its telephone number is (415) 439-1200.

INDUSTRY BACKGROUND

Growth of the Internet and Online Commerce

     The Internet and commercial online services such as AOL are emerging as significant global communications media enabling millions of people to share information and conduct business electronically. A number of factors have contributed to the growth in the Internet and commercial online services usage, including the large and growing installed base of advanced personal computers in the home and workplace, improvements in network infrastructure, easier, faster and cheaper access to the Internet and commercial online services, the introduction of alternative Internet access devices and increased awareness of the Internet and commercial online services among consumer and business users. International Data Corporation ("IDC") estimates that the number of World Wide Web (the "Web") users will grow from approximately 28 million in 1996 to approximately 129 million by 2000.

     The functionality and accessibility of the Internet and commercial online services have made them an increasingly attractive commercial medium by providing features that historically have been unavailable through traditional channels. For example, the Internet and commercial online services provide users with convenient access to large volumes of dynamic data to support their investment, purchase and other decisions. Online retailers are able to communicate effectively with customers by providing frequent updates of featured selections, content, pricing and visual presentations and provide tailored services by capturing valuable data on customer tastes, preferences, shopping and buying patterns. Unlike most traditional distribution channels, online retailers do not have the burden of managing and maintaining numerous local facilities to provide their services on a global scale. In contrast, online retailers benefit from the relatively low cost of reaching and electronically serving customers worldwide from a central location. Because of these advantages, an increasingly broad base of products and services are being sold online, including books, brokerage services, computers and music, as well as travel services. IDC estimates that the total value of services and products purchased over the Web grew from $296 million in 1995 to approximately $2.6 billion in 1996, and will increase to approximately $123 billion by 2000.

     Moreover, as the number of online content, commerce and service providers has expanded, strong brand recognition and strategic alliances have become critical to the success of such companies. Brand development is especially important for online retailers due to the need to establish trust and loyalty among consumers in the absence of face-to-face interaction. In addition, some online retailers have begun to establish long-term strategic partnerships and alliances with content, commerce and service providers to rapidly build brand recognition and trust, enhance their service offerings, stimulate traffic, build repeat business, take advantage of cross-marketing opportunities and create barriers to entry.

The Traditional Travel Industry

     The travel industry is large and growing, with travelers in the United States spending over $470 billion on travel and tourism in 1996, according to the Travel Industry Association of America. Historically, airlines, hotels, rental car agencies, cruise lines and vacation packagers (collectively, "travel suppliers") have relied on internal sales departments and travel agencies as their primary distribution channels. According to the American Society of Travel Agents ("ASTA"), travel agency sales in the United States grew from $86 billion in 1991 to $101 billion in 1995, of which approximately half was spent on leisure travel. The traditional travel agency channel is highly fragmented, with few nationally recognized brands. According to ASTA, there are over 23,000 travel agencies operating in more than 33,000 locations in the United States, with the average travel agency generating less than $3 million in annual gross bookings per location. Furthermore, in 1995, the top 50 travel agencies accounted for less than 33% of all airline bookings.

     Travel agents are compensated primarily through commissions paid by travel suppliers on services booked. Some travel agencies also charge service fees to their customers. Traditionally, typical standard base commission rates paid by travel suppliers to travel agents have been approximately 10% for airline tickets (subject to a maximum of $25 and $50 for one-way and roundtrip tickets, respectively), 10% for hotel reservations and car rentals, and 10% to 15% for cruises and vacation packages. In addition, travel agencies can earn significant performance-based incentive compensation ("override commissions") from travel suppliers, which can substantially impact financial performance. These commission rates and override commissions are determined by travel suppliers and are subject to frequent change. For example, in a move to lower distribution costs, in September 1997, the major U.S. airlines reduced the commission rate payable to traditional travel agencies from 10% to 8%, following a similar move by the major U.S. airlines in the first nine months of 1997 reducing the commission rate payable to online travel services from 10% to 5%. Due to the limited profitability of many traditional travel agencies, the Company believes that the downward pressure on commission rates paid to traditional travel agencies, such as the recent reduction imposed by most major airlines, may cause these agencies to charge service fees to their customers, shift their focus to higher margin non-air travel services or reduce the level of customer service in an effort to lower costs.

     Travel agencies typically book reservations through electronic global distribution services ("GDS") such as Galileo International Partnership's Apollo system ("Apollo") and SABREGroup Holdings Inc.'s SABRE system ("SABRE"), which provide real-time access to voluminous data on fares, availability and other travel information. The GDS data is constantly changing, with as many as one million airfare changes being made daily. Customers traditionally have relied on travel agents to access and interpret such rapidly changing information via complex and proprietary interfaces to GDS systems. As a result, the ability of customers to obtain the most favorable schedules and fares has been subject to the skill and experience of individual travel agents, whose availability may be limited.

The Online Travel Opportunity

     Recent trends in the traditional travel industry have contributed to a need for a more effective and efficient means of purchasing and distributing travel services to address the changing needs of consumers and travel suppliers. The increasing complexity and time-sensitivity of pricing structures for travel services have generally outpaced traditional means of delivering accurate and reliable information to customers. Moreover, at a time when many traditional travel agencies may be experiencing pressure to reduce levels of service as a result of recent reductions in commission rates, many customers are demanding greater convenience and flexibility in how, where and when they shop for travel services. In an effort to reduce their distribution costs and develop more direct relationships with their customers, travel suppliers seek ways to distribute their services outside of the traditional travel agency channel. In addition, the fragmentation of the travel agency channel often limits the ability of travel suppliers to quickly implement effective marketing programs targeted to specific customer segments.

     As a result of these trends, the Internet and commercial online services have emerged as an attractive medium through which travel services can be purchased. According to Jupiter Communications, online travel bookings were $274 million in 1996 and are expected to grow from $816 million in 1997 to $8.6 billion in 2002, representing a projected compounded annual growth rate of 77% for the period 1996 through 2002. The electronic nature of the online medium enables participants to automate the processing and confirmation of travel reservations, thus facilitating lower cost fulfillment of services and reducing the need for investment in local facilities. The online medium also provides travel suppliers with an effective advertising and promotional vehicle. According to Competitive Media Reporting, in 1995 the travel industry purchased over $2.3 billion in advertising through traditional vehicles such as broadcast and cable television, radio, print and outdoor media to reach and influence customers. Jupiter Communications reported that advertising revenue on online travel-related sites was $2.3 million in 1996 and is expected to grow from $11.0 million in 1997 to $281.5 million in 2002, representing a projected compounded annual growth rate of 129% for the period 1996 through 2002.

     Notwithstanding the attractive opportunities presented by the online travel service market, significant barriers exist which make it increasingly difficult to cost-effectively enter the online travel marketplace. In order to succeed in the online travel service industry, entrants must establish broad distribution to drive online traffic and achieve economies of scale to overcome the following barriers: (1) required investments in technology and technical infrastructure,
(2) reduced level of commissions paid on airline bookings made online, (3) cost of building a brand, and (4) challenges of creating compelling content. Further, the Company believes that the largest traditional travel agencies that sell services through franchisee or representative networks may be hesitant to engage in online sales of travel services, which would directly compete with their networks and result in lower average commissions.

PREVIEW TRAVEL SOLUTION

     Preview Travel is a leading provider of branded online travel services for leisure and small business travelers, offering one-stop travel shopping for airline tickets, hotel rooms, car rentals and vacation packages. The Company operates its own Web sites (www.previewtravel.com, www.reservations.com and www.vacations.com), the primary travel service on America Online (AOL keyword: previewtravel), and co-branded travel Web sites with Excite and Lycos. Preview Travel has already become one of the most widely known, used and cited online services for travel. As of December 31, 1997, 2.6 million users had registered on the Company's online site, and over $100 million in gross bookings of travel services had been purchased by approximately 168,000 customers in over 297,000 transactions.

     Preview Travel's online reservation service was launched in May 1996 to respond to its customers' needs for consistent and more immediate access to rapidly changing travel-related information, and to capitalize on opportunities created by the emergence of online commerce and the existing inefficiencies of the traditional travel industry. The Company's full-featured reservations and ticketing services enable customers to book their own travel arrangements 24 hours a day, seven days a week. Preview Travel provides reliable, real-time access to relevant schedule, pricing and availability information for over 500 airlines, 13,000 hotels worldwide and all major car rental companies. The Company's technology and proprietary interface enable customers to easily and quickly access this information to make informed choices about their travel purchases. Customers also can find extensive destination information, photos, streaming video and Web links, providing them with valuable resources for planning their travel.

     The Company believes that, in addition to benefiting consumers, its online travel services benefit travel suppliers by providing them with an efficient channel to reach travel-oriented consumers. In effect, Preview Travel creates an electronic marketplace that matches the purchasing needs of consumers with the available inventory of travel suppliers. Travel suppliers also can realize cost savings from distributing their services through the Company. In the airline industry, for example, a higher percentage of tickets booked online are issued as electronic tickets, representing a substantial savings in transaction costs for the airlines. Through customer profiles, the Company compiles demographic and behavioral data about its customers, which data can be analyzed and used in cooperation with the Company's travel supplier partners to develop personalized marketing and services for individual customers and groups of customers.

     Key features of the Preview Travel solution include:

     Easy-to-Find. The Company's online travel services can be accessed through AOL as well as the Web 24 hours a day, seven days a week, enabling customers to shop for and purchase travel services at their convenience. Through its long-term agreements with AOL, the leading online service provider with over eleven million members, and with Excite and Lycos, two leading search engine providers, the Company's travel services are prominently featured on the AOL, Excite and Lycos travel channels and also contextually integrated throughout the AOL, Excite and Lycos services.

     Easy-to-Use. The Company has developed a graphical user interface with a unique "look and feel" emphasizing ease of use. The Company continually enhances its interface based on feedback from regularly conducted focus groups and market research conducted on the Company's behalf. In addition, the Company provides online help and assistance designed to ensure that consumers get the full benefit of Preview Travel's services, including tips on how to find the best available rates and fares. The Company's customer service center, staffed by travel professionals, provides toll-free telephone support and fulfillment services seven days a week.

     Comprehensive, Up-to-Date Selection. The Company provides comprehensive, accurate and timely travel information to enable customers to prioritize among price, convenience and services without going through a traditional travel agent intermediary. Through a computerized search and retrieval process, customers are presented with a wide array of travel service options available in the GDS systems accessed by the Company, updated on a real-time basis. For example, the Company's Farefinder service presents the lowest fares available in the Apollo GDS system for round-trip airline travel to key cities selected by the user.

     Personalized Service. By compiling a profile of each online customer who purchases travel services from the Company and tracking the preferences and behavioral patterns of its customers, the Company obtains key customer information that enables Preview Travel to tailor value-added services for its customers, such as e-mail notifications for schedule changes and flight cancellations, last-minute travel opportunities and other targeted marketing programs developed in conjunction with travel suppliers.

     Compelling Content. The Company produces and acquires compelling content for its online areas, including developing an easy-to-use interface with a customer-oriented "look and feel" and links to numerous other travel-related sites. In addition, through the Company's agreement with Fodor's, destination information from Fodor's Gold Guides series is prominently featured in its online areas.

     Transaction Security. The Company believes that account and transaction security are critical factors in the success of the online travel industry. The Company uses a combination of proprietary and industry-standard encryption and authentication measures designed to protect its customers' information. As an added level of protection for its customers, the Company neither retains credit card information nor sells the information in its customer database to third parties.

STRATEGY

     Preview Travel's objective is to be the leading provider of branded online travel services for leisure and small business travelers. The Company plans to attain this goal through the following key strategies:

     Deliver Compelling Value to Customers. The Company seeks to deliver comprehensive, accurate and easily accessible information, innovative tools and high levels of personalized service to enable customers to make informed purchases of travel services based on their preferred combination of convenience, price, class of service and amenities. In addition, the Company seeks to offer its customers a high-quality online experience through relevant, informative and entertaining content, as well as simple and efficient navigation and search capabilities.

     Build Customer Loyalty and Brand Recognition. By focusing on customer service and striving to deliver the highest-quality online experience to its customers, the Company seeks to expand its customer base and build strong customer loyalty. The Company also seeks to build global brand recognition by combining world-class customer service with the Company's distinctive online presence, as well as by employing a variety of marketing and promotional efforts, including public relations activities, targeted advertising across a variety of electronic and print media and strategic distribution arrangements. In addition, the Company intends to continue promoting its online services through its national television programs.

     Enhance and Expand Strategic Relationships. The Company intends to continue to leverage its strategic relationships with AOL, Excite, Fodor's, Lycos and travel suppliers to increase awareness of the Company's online travel services through a variety of joint marketing programs, including targeted e-mail, online promotions, booking incentives and interactive advertising. The Company also intends to broaden its online visibility and expand its customer base by entering into relationships with additional domestic and international Internet access providers, content and commerce providers, search engines and other Web sites.

     Broaden Existing Offerings and Pursue Incremental Revenue Opportunities. The Company intends to capitalize on its brand, online commerce experience, operating infrastructure and customer base to broaden its online travel offerings to include a broader selection of hotels and cruises, vacation packages and special interest tours. The Company plans to aggressively pursue media sales to targeted advertisers based on increased traffic to its online sites. The Company also plans to offer additional services and products to meet its customers' needs, such as travel insurance, travel financing services and travel-related merchandise.

     Leverage Travel Programming and Television Relationships. The Company leverages the editorial, syndication and advertising resources of its television operations to enhance its online sites. Consistent with this strategy, Preview Travel sells online advertising bundled with television advertising to targeted sponsors, promotes its online travel services on its television programs and adapts television content for the Company's online sites.

     Continue Investment in Technology. The Company uses scaleable, industry-standard hardware and software that enable rapid deployment of additional capacity. In addition, the Company intends to continue to invest substantial resources in developing, acquiring and implementing technology-driven enhancements to its online services and sites, including continuing to make its user interface faster, more user-friendly and intuitive, providing increasingly valuable personalized information and incorporating multimedia content.

     Expand into International Markets. The Company intends to expand its brand, operating infrastructure and strategic relationships globally. To achieve this objective, the Company intends to localize the user interface and its customer service operations to offer native language capability, travel services and content that complies with local regulations and customs.

PREVIEW TRAVEL ONLINE SERVICE

     Through the Company's Web sites or on AOL, customers can easily access the wide selection of Preview Travel online travel services in order to shop for and book airline tickets, car rentals and hotel reservations.

     The Preview Travel Experience. Visitors to the Company's online sites are presented with a wide variety of travel information, including airline ticket prices for popular destinations (Farefinder), destination information, travel news and specials, vacation packages and contests. To use the Company's reservation services or purchase an airline ticket, each customer completes a profile that includes required information such as name, street address, e-mail address and telephone number, as well as optional information such as preferred home airport, seating assignment, special meals, airline, car and hotel preferences, club memberships and frequent flier information. This information is stored in the Company's database and is used solely by the Company to customize its services.

     By completing personal travel profiles, customers can automatically access the Company's reservation system on subsequent visits, thus expediting the reservation process. Once a customer accesses the reservation system, fares and schedules of over 500 airlines, 13,000 hotels and the major car rental companies may be searched and reservations booked through the Company's system. Guided by an easy-to-use interface, the customer selects travel options such as departure and destination cities, airline preference, class of service and hotel and car selection. A key feature of the Company's service is the ability to shop and compare many combinations of prices and schedules, enabling customers to maximize their travel dollar. For domestic air travel, the Company's Farefinder service automatically finds the lowest published fares available in the Apollo GDS system on the dates of travel selected by the customer.

     To complete a purchase of an airline ticket, the customer enters a credit card number, which is validated and transmitted to the GDS system. The customer receives an e-mail confirmation soon thereafter. Depending on the departure date and method of ticketing, airline tickets and itineraries are sent to the customer at no additional charge by express delivery or through regular mail. Upon returning from his or her trip, first time customers automatically receive another e-mail that includes a thank-you message and a customer satisfaction survey.

     Online Travel Services Content. In addition to accessing the Company's reservation services, customers can use the following travel-related services to make better informed travel purchase decisions:

      . Destination Guides. This feature, launched in February 1998, provides comprehensive destination guides for 87 cities with content from Fodor's Travel Publications. Users can access Fodor's reviews and picks for restaurants and hotels, research information on sights and attractions or create their own customized travel mini-guide.

      . Farefinder. This service provides quick and easy access to the lowest airfares available in the Apollo GDS system from a customer's home city to destinations around the world. Farefinder searches the Apollo GDS system four times daily to update the posted fares.

      . Business Travel Center. This service, launched in February 1998, offers access to travel information and resources of particular interest to the small business and home office market. The center features a travel newswire targeted to business travelers, as well as links to small-business travel resources, hotel and restaurant finders and reservation services.

      . Travel Newswire. This feature provides customers with timely information on the latest travel bargains by highlighting daily listings of discounted airfares, special hotel rates and car rental offers.

      . Vacations. This service offers complete vacation packages (airline, hotel and car rental), cruises and specialty tours, with an emphasis on providing value to customers. Customers can also find extensive destination information, photos, video and links to relevant Web sites.

      . Find-a-Trip. This feature allows the customer to select from a variety of vacation packages matching the customer's preferences as to activities, location and price. In addition, Find-a-Trip provides the customer with extensive information about hotels and destinations, which in many instances is illustrated by photos and streaming video.

     Customer Service. The Company has invested and will continue to invest in systems, personnel and training to maintain a premier in-house customer service operation, which the Company believes is essential to establishing and maintaining long-term customer relationships. In addition to extensive online help, Preview Travel's customers have access to e-mail support and toll-free telephone support to help them with any problems or changes before, during or after their travel.

STRATEGIC RELATIONSHIPS

     Preview Travel pursues strategic relationships to increase its access to online customers, to build brand recognition and to expand the Company's online presence. To date, the Company has established the following alliances, among others, for distribution and product enhancement:

     America Online. Preview Travel and America Online, the leading Internet online service provider with over eleven million members, have entered into an agreement establishing Preview Travel as AOL's primary and preferred provider of travel services through a Preview Travel content area on the AOL network and AOL's Web site (aol.com) (the "AOL Online Area"). The Company's original agreement with AOL was entered into in November 1995 and was restated to expand the relationship in September 1997. In addition to establishing the Company as AOL's primary and preferred provider of travel services, AOL has agreed to exclusively promote and advertise Preview Travel in online areas controlled by AOL and to deliver a minimum number of annual page views to the online areas promoting Preview Travel. Over the five year term of the restated agreement the Company is obligated to make minimum payments totaling $32 million to AOL, as well as pay a percentage of commissions earned by the Company in excess of certain thresholds. The Company has also agreed to deliver content through the AOL Online Area, provide travel services that are competitive in price and performance and manage, operate and support such content and travel services. The Company and AOL both have the right to sell advertising in the Company's content areas distributed through AOL, subject to the Company's obligation to pay a percentage of advertising revenues above certain threshold amounts to AOL after the second year of the arrangement. Under a separate agreement, the Company has agreed to develop and manage a travel-related destination database for AOL in exchange for the right to receive all advertising revenues generated from such database up to a certain threshold, and share in advertising revenues thereafter.

     The Company's agreements with AOL expire in September 2002; however, AOL may terminate the distribution agreement earlier in the event of a material breach or the Company's failure to deliver satisfactory content to the database or achieve specified annual levels of travel services bookings. In particular, the Company's ability to achieve such specified annual levels of travel services bookings will require the Company to significantly increase such bookings from current levels, with the first annual measurement date occurring in September 1998. Travel services sold through AOL accounted for 89%, 77%, 67% and 62% of the Company's total online revenues for the three months ended March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997, respectively. Accordingly, the AOL arrangement represents a significant distribution channel for the Company's travel services and any termination of the Company's agreements with AOL would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and analysis of financial Condition and Results of operations -- Risk Factors that May Affect Future Results -- Reliance on distribution Agreements with America Online, Excite and Lycos."

     Excite. In September 1997, Preview Travel and Excite, a leading search engine provider with over two million visitors a day, entered into an agreement under which Preview Travel became the exclusive provider of travel reservations services for Excite's Travel Channel (City.Net) in the U.S. and on the WebCrawler Travel Channel. The agreement was amended and restated in March 1998, permitting the Company to enter into similar arrangements with other search engine providers and providing for the Company to continue to be the exclusive provider of travel reservations services for the Excite Travel Channel and to provide travel reservations services and content for the WebCrawler Travel Channel. In addition, Preview Travel will create a co-branded travel reservations site that will be included on all travel channels within the Excite network, as well as travel-related content for the Excite Travel Channel and other Excite services. Excite has agreed to promote and advertise Preview Travel's services throughout the Excite network and to deliver a minimum number of annual impressions within the Excite network. In addition, the Company is eligible to receive payments from Excite representing a share of advertising revenues received by Excite in connection with the online areas featuring the Company's travel services; however, there can be no assurance that such payments, if any, will be significant. Over the five year term of the agreement, the Company is obligated to make minimum payments totaling $24 million to Excite as well as pay a percentage of commissions earned by the Company in excess of certain thresholds. The Company and Excite will cooperate in selling, and share revenues from, advertising on the Excite Travel Channel. The Company's arrangement with Excite expires in September 2002, or earlier in the event of a material breach. If the Company enters into a third party Internet co-branding agreement with substantially the same scope as its agreement with Excite and on terms which, taken as a whole, are more favorable for such third party than the terms of the Excite agreement, then the Company is required to offer such terms to Excite. Travel services sold through Excite accounted for 8%, 13% and 15% of the Company's online revenues for the three months ended June 30, 1997, September 30, 1997 and December 31, 1997, respectively. Accordingly, the Excite arrangement is expected to represent a significant distribution channel for the Company's travel services, and any termination of the Company's agreement with Excite would likely have a material adverse affect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results -- Reliance on Distribution Agreements with America Online, Excite and Lycos."

     There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL and Excite or that the Company will satisfy the minimum levels of travel services bookings and content delivery required to maintain the AOL agreements, and failure to do so would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and analysis of financial Condition and Results of operations -- Risk Factors that May Affect Future Results -- Reliance on distribution Agreements with America Online, Excite and Lycos."

     Fodor's. Preview Travel has entered into a nonexclusive agreement with Fodor's Travel Publications ("Fodor's"), a leading travel guide book publisher, to license content from Fodor's Gold Guide series and other guidebook series. In February 1998, the Company launched its Destinations Guides feature created with the Fodor's content. The Destination Guides feature is available on the Company's sites on America Online, Excite and the Web. The agreement also calls for the Company to create and operate a co-branded Web site (www.fodors.previewtravel.com) that will offer links to both Fodor's and Preview Travel's websites. Under the terms of the agreement, the name of the co-branded Web site will appear on the outside front covers of all 1999 Gold Guide editions. The agreement also requires that Fodor's include a promotional page for Preview Travel in each of the 1999 and 2000 Gold Guide editions published by Fodor's.

     Lycos. Preview Travel and Lycos, a leading search engine provider, have entered into an agreement under which Preview Travel will be the exclusive multiservice provider of travel reservation services for Lycos' Travel Web Guide and Travel Network. In addition, Preview Travel and Lycos will create a co-branded Web site that will be promoted throughout the Lycos Web site, and Lycos has agreed to deliver a minimum number of annual impressions to promote the co-branded site. In addition, the Company is eligible to receive payments from Lycos representing a share of advertising revenues received by Lycos in connection with the co-branded site; however, there can be no assurance that such payments, if any, will be significant. Over the two-year term of the agreement, the Company is obligated to make minimum payments totaling $4.25 million to Lycos, as well as pay a portion of commissions earned by the Company through the co-branded website in excess of certain thresholds. The Lycos arrangement is expected to represent a significant distribution channel for the Company's travel services, and any termination of the Company's agreement with Lycos would likely have a material adverse affect on the Company's business, operating results and financial condition. See "Management's Discussion and analysis of financial Condition and Results of operations -- Risk Factors that May Affect Future Results -- Reliance on distribution Agreements with America Online, Excite and Lycos."

     The Company is aggressively pursuing other strategic relationships for both distribution, marketing and content that could generate additional significant financial obligations over the next several years. There can be no assurance that the Company will be successful in establishing such additional strategic relationships.

MARKETING AND SALES

     Preview Travel's marketing strategy is to strengthen the Company's brand name, enhance customer awareness, develop loyalty programs to better serve the Company's customers, continue to add new customers to the Company's database and pursue complementary revenue opportunities by leveraging the Company's distribution capabilities, compelling content and extensive customer database. The Company's sales strategy is focused in part on generating advertising and promotional revenue from sponsors who seek a cost-effective way to reach a travel-oriented audience online.

     The Company maintains a proprietary customer database comprised of demographic profiles, customer preferences, shopping and buying patterns and other key customer attributes. This data enables the Company to create and quickly implement marketing programs targeted to specific customer segments.

     The Company also employs a variety of traditional media programs and promotional activities to enhance the effectiveness of the Company's marketing initiatives:

     Advertising. To supplement its strategic relationships with AOL, Excite and Lycos, the Company invests in online advertising to drive traffic to its online sites. By placing advertisements on selected high volume sites, as well as purchasing targeted keywords on several popular search engines such as Yahoo!, Alta Vista, Infoseek and others, the Company seeks to cost-effectively generate traffic to the Preview Travel online site. The Company may also advertise from time to time in traditional media such as print, radio and broadcast to increase the awareness of its service.

     Public Relations. Preview Travel proactively pursues public relations opportunities to build brand awareness. The Company targets traditional print, radio, syndicated news services and broadcast outlets with its public relations programs and has been covered widely by the travel, business, technology and consumer press. The Company also pursues coverage by online publications, search engines and directories. More than 1,000 independent Web sites have hyperlinks to the Company's Web sites, helping to increase brand awareness and generate traffic to its online sites. Preview Travel also actively participates in industry events and conferences.

     Co-marketing/Promotions. The Company has established a number of significant co-marketing relationships to promote its service and to sponsor contests that offer travel-related prizes. These programs typically involve participation with airlines, hotels, car rental agencies and online service providers. The Company intends to enter into additional co-marketing relationships in support of its marketing strategy.

     From time to time, the Company offers various incentives and awards to its customer base. These incentives are designed to increase customer loyalty and awareness of Preview Travel's brand and travel services. For example, the Company has provided customers with bonus frequent flier miles and special companion fares during targeted promotional periods. The Company also engages in promotional programs with hotels and car rental agencies.

     Online Media Sales. The Company believes that the sale of online advertising will become an increasingly important source of revenue. Accordingly, the Company intends to increase its investment in media sales that target key advertisers who seek to reach a travel-oriented online audience. Client advertisements are incorporated into the Company's online sites in the form of banners, links and buttons that encourage viewers to click through for additional information. In addition, Preview Travel can develop extensive editorial and marketing content to support the various marketing initiatives of sponsors. In conjunction with the NTN media sales team, the Company offers integrated media programs that incorporate presence on the Company's online sites, participation in targeted e-mail programs and advertising time in the Company's broadcast television and in-flight programs. Recent online advertisers include AT&T, American Tourister Luggage, AVIS Rental Car, CBS Sportsline USA, Celebrity Cruises, Caribbean Tourism Organization and MasterCard.

TECHNOLOGY

     The Company's transaction-processing system automates the processing of customer orders, interacts with the systems of third party travel suppliers, searches and filters travel information and provides real-time operational reports to management. The Company has developed proprietary applications that interact with third party systems such as GDS systems to present an integrated easy-to-use interface to the Company's customers, accessible by either standard Web browsers or AOL client software to access travel reservation information and make purchases. In addition, the Company's systems support automated e-mail communications with customers to facilitate confirmations of orders, provide customer support, obtain customer feedback and engage in targeted marketing programs. The Company's online sites also utilize a number of proprietary search, screen-scraping and database tools. While the system is built on a combination of proprietary and commercial software and hardware, the Company seeks to utilize industry-standard technology whenever possible and focuses its development efforts on creating and enhancing proprietary software that is unique to its business, as well as enhancing its existing service offerings and creating new products.

     Preview Travel maintains a relational database containing information compiled from customer profiles, shopping patterns and sales data. The Company has developed, and continues to develop, techniques for analyzing the information in this database to develop targeted marketing programs, to provide personalized and enhanced customer service and to take advantage of short-term opportunities in the travel marketplace. The Company does not retain credit card information from its customers and has committed to its customers not to sell or rent customer data to third parties. The Company's complex database was designed to be scaleable to permit large transaction volumes with no significant software changes. In most circumstances, capacity is increased through the addition of new servers or the addition of processing boards to existing servers. The Company believes that the scaleability of its architecture has been demonstrated by serving over two million registered users since May 1996.

     Internet users are linked to the Company's servers through a T3 data communication line from the Company's Internet access provider, GeoNet Communications, and AOL users are linked to the servers through a single T1 line. Additional 56 Kbp leased lines are used for data communications between the servers and systems run by third party reservation systems such as Galileo's Apollo GDS system and the global hotel reservation system operated by Pegasus. The Company has significantly expanded its data communications capacities in recent months and anticipates continuing to do so in the future to support increased growth. The Company maintains an Internet firewall to protect its internal systems and all credit card transactions are processed using encryption and authentication technology, including public key cryptography technology and secure socket layer technology. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results -- Online Commerce and Database
Security Risks."

     Any reduction in performance, disruption in the Internet access or discontinuation of services provided by AOL, GeoNet Communications, any other Internet service provider, or telecommunications provider or any disruption in the Company's ability to access the systems of Galileo, Pegasus or any other travel reservation systems, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's transaction-processing systems and network infrastructure will be able to accommodate increases in traffic in the future, or that the Company will, in general, be able to accurately project the rate or timing of such increases or upgrade its systems and infrastructure to accommodate future traffic levels on its online sites. In addition, there can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its transaction-processing systems or to successfully integrate any newly developed or purchased modules with its existing systems. There can be no assurance that the Company will successfully utilize new technologies or adapt its online sites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards.

     Substantially all of the Company's computer and communications hardware is located at a single facility in San Francisco, California. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company currently does not have redundant systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electrical break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations.

PREVIEW TRAVEL TELEVISION OPERATIONS

     In addition to its online service, Preview Travel owns and operates its television programming division, NTN. NTN is an independent producer of travel-related programming for broadcast and cable television and the in- flight market. NTN clients include affiliates of all major broadcast networks in the United States and foreign broadcast, cable and satellite networks. NTN handles program production, domestic program syndication and media sales in-house. Revenues from the Company's television operations accounted for 79% and 56% of total revenues for the years ended December 31, 1996 and 1997, respectively.

     NTN's film library, built up over 16 years, has grown to over 6,000 hours of proprietary, broadcast-quality footage of over 2,000 destinations around the world. Through the efforts of a staff of award-winning producers, writers and editors, this library is updated and expanded by over 50 new on-location productions per year. The library has been logged and indexed in a searchable text database allowing easy access to the library content for use by the Company.

     Program Production. NTN's News Programming group produces five 90-second travel-related news inserts per week for distribution to local broadcast stations for use in local newscasts. The Company's Consumer Travel Reports is shown daily in over 55 markets throughout the United States. In addition, the News Programming group produces fifty-minute documentaries for the sell-through video market.

     NTN's Entertainment Programming group produces a variety of half-hour specialty programs for the domestic and international television and in-flight markets. Included in these programs is a weekly half-hour magazine-style program called Travel Update that can be seen in over 90 markets throughout the United States. Travel Update features travel news and destination features with links to online resources including travelupdate.com to enable users to easily find additional information online. NTN's international programming portfolio includes Globe-Trotter, World's Weirdest Places, Earth Journeys, the e-Report, Holiday USA and Bon Voyage. The Company also licenses certain video content from its library to third parties for use in non-competitive programs. In-flight programs include Northwest World Update, On Arrival and Northwest Network Business Channel, which are produced under an agreement with Northwest Airlines.

     Program Syndication. The Company employs an in-house staff of sales professionals that syndicates Travel Update and Consumer Travel Reports, as well as three other news insert series produced by third parties: Dr. Dean Edell's Medical Reports, CNET Technology Reports and Jack Hanna's Animal Tales. These news inserts are syndicated to local broadcast television stations in exchange for either cash or commercial time during their local newscasts. These local commercial time slots are packaged and sold to national advertisers. Travel Update is syndicated to local stations in exchange for a portion of the total commercial time within the program, which is then sold by the Company to national advertisers. Internationally, programs are licensed for specific uses and limited times for cash fees negotiated with the broadcast or cable network.

     The Company's ability to generate revenues from its television operations, as well as its ability to use its television programming to promote and enhance its online services and brand recognition, depends upon its ability to reflect in its programming the changing tastes of consumers, news directors and program directors, and to secure and maintain distribution for its television programming on acceptable commercial terms through local stations, and domestic and international cable and broadcast networks. These syndication agreements typically have duration's of one year or less, and there can be no assurance that such stations and networks will continue to renew syndication agreements for the Company's programs. In addition, the Company's ability to cost-effectively update and expand its film library is essential to its ability to continue to offer compelling content. Although the Company maintains a back-up of the film library in offsite storage, both the film library and the back-up library are vulnerable to damage from fire, flood, break-ins, earthquake and similar events. Loss of access to its film library for an extended period of time could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion of Financial Condition and Results of Operations -- Risk Factors -- Risks Associated with Television Operations."

COMPETITION

     The online travel services market is new, rapidly evolving and intensely competitive, and the Company expects such competition to intensify in the future. The Company competes primarily with traditional travel agency reservation methods and online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites, such as Expedia (operated by Microsoft Corporation), Travelocity (operated by SABREGroup Holdings Inc., a majority- owned subsidiary of American Airlines), Cendant Corporation, TravelWeb (operated by Pegasus) and Internet Travel Network, among others. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial Web sites offering online travel services.

     In addition to the traditional travel agency channel, most travel suppliers also sell their services directly to customers, predominantly by telephone. As the market for online travel services grows, the Company believes that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies and travel industry information providers, will increase their efforts to develop services that compete with the Company's services. Many airlines and hotels offer travel services directly through their own Web sites, eliminating the need to pay commissions to third parties such as the Company. The Company is unable to anticipate which other companies are likely to offer competitive services in the future. There can be no assurance that the Company's online operations will compete successfully with any current or future competitors.

     In the television and in-flight programming markets, the Company's News Travel Network division competes for airtime for its programs with news and entertainment programming produced by local stations, broadcast and cable networks, infomercial producers and third party syndicators. NTN competes for national advertising sales with networks, national advertising representation firms and syndicators.

     Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Certain of the Company's competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to Web site and systems development than the Company. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on the Company. In particular, Microsoft Corporation has publicly announced its intent to invest heavily in the area of travel technology and services. Increased competition may result in reduced operating margins, loss of market share and brand recognition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, operating results and financial condition. See Management's Discussion of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results -- Competition."

PROPRIETARY RIGHTS

     The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with the Company's employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of certain of its key trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. The Company may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     The Company also intends to strategically license certain content for its online sites from third parties, including content which is integrated with internally developed content and used on the Company's online sites to provide key services. There can be no assurance that these third party content licenses will be available to the Company on commercially reasonable terms or that the Company will be able to successfully integrate such third party content. Such content licenses may expose the Company to increased risks, including risks associated with the assimilation of new content, the diversion of resources from the development of the Company's content, the inability to generate revenues from new content sufficient to offset associated acquisition costs and the maintenance of uniform, appealing content. The inability to obtain any of these licenses could result in delays in site development or services until equivalent content could be identified, licensed and integrated. Any such delays in site development or services could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion of Financial Condition and Results of Operations -- Risks that May Affect Future Results Uncertain Protection of Intellectual Property; Risks of Third Party Licenses."

GOVERNMENT REGULATIONS

     Certain segments of the travel industry are heavily regulated by the United States and international governments, and accordingly certain services offered by the Company are affected by such regulations. For example, the Company is subject to United States Department of Transportation ("DOT") regulations prohibiting unfair and deceptive practices. In addition, DOT regulations concerning the display and presentation of information that are currently applicable to the GDS services accessed by the Company could be extended to the Company in the future, as well as other laws and regulations aimed at protecting consumers accessing online travel services or otherwise. In California, under the Seller of Travel Act, the Company is required to register as a seller of travel, comply with certain disclosure requirements and participate in the State's restitution fund. The television industry is also subject to extensive regulation at the federal, state and local levels, including the Federal Communications Act and rules and regulations of the Federal Communications Commission. In addition, legislative and regulatory proposals under ongoing consideration by Congress and federal agencies may materially affect the television industry and the Company's ability to obtain distribution for its television programming.

     The Company is also subject to regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. Although there are currently few laws and regulations directly applicable to the Internet and commercial online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or commercial online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, operating results and financial condition.

     Moreover, the applicability to the Internet and commercial online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject the Company to additional state sales and income taxes. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and commercial online services could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion of Financial Condition and Results of Operations -- Risk Factors that may Affect Future Results -- Governmental Regulation and Legal Uncertainties."

EMPLOYEES

     As of December 31, 1997, the Company employed a total of 181 people, of whom 132 where involved in online travel service operations and 49 were involved in television operations. The Company's ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining online leadership. The Company has a policy of using equity-based compensation programs to reward and motivate significant contributors among its employees. Competition for qualified personnel in the Company's industry is intense. There can be no assurance that the Company's current and planned staffing will be adequate to support the Company's future operations or that management will be able to hire, train, retain, motivate and manage required personnel. Although none of the Company's employees is represented by a labor union, it is common for employees in the television industry to belong to a union, and there can be no assurance that the Company's employees will not join or form a labor union or that the Company, for certain purposes, will not be required to become a union signatory. The Company has not experienced any work stoppages and considers its relations with its employees to be good. See "Management's Discussion of Financial Condition and Results of Operations -- Risk Factors that May Affect future Results -- Management of Potential Growth" and "-- Dependence on Attraction and Retention of Key Personnel."

EXECUTIVE OFFICERS

     Executive officers of the Company and their ages are as follows:

NAME                                          AGE                         POSITION
--------------------------------------------  ---  -------------------------------------------------------
Kenneth J. Orton                               46  President, Chief Executive Officer and Director
James J. Hornthal                              43  Chairman and Director
Kenneth R. Pelowski                            38  Executive Vice President of Finance and Administration,
                                                     Chief Financial Officer and Secretary
David E. Lambert                               45  Executive Vice President of Online Operations
Karen S. Askey                                 38  Senior Vice President of Consumer Marketing
Christopher L. McAndrews                       33  Senior Vice President of Online Media Sales
John M. Petrone                                35  Senior Vice President of Technology
Barrie Seidenberg                              32  Senior Vice President of Online Services

     Kenneth J. Orton joined the Company in April 1994 as President and Chief Operating Officer, and in June 1997, was appointed to serve as the President and Chief Executive Officer and a director of the Company. From September 1989 to March 1994, Mr. Orton was Vice President and General Manager of the San Francisco division of Epsilon, a database marketing firm and a wholly owned subsidiary of American Express Company. Prior to his employment with Epsilon, Mr. Orton was Vice President of M/A/R/C Inc., a market research and database marketing company, and Vice President of Sales and Marketing for Future Computing. Mr. Orton also serves as a director of ONSALE, Inc. Mr. Orton received a B.A. degree from California State University, Fullerton.

     James J. Hornthal founded the Company in 1985 and has served as Chairman since inception. Mr. Hornthal also served as President of the Company until April 1994 and as Chief Executive Officer until June 1997. Prior to starting Preview Travel, Mr. Hornthal was a General Partner at Oak Grove Ventures, a venture capital firm, and a Consultant for The Boston Consulting Group, a management consulting firm. Mr. Hornthal also serves as a director of several privately held technology-based and media companies. Mr. Hornthal received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School, where he was a Baker Scholar.

     Kenneth R. Pelowski joined the Company as Executive Vice President of Finance and Administration, Chief Financial Officer and Secretary in September 1997. From June 1996 to September 1997, he was Vice President, Corporate Development of General Instrument Corporation. From May 1995 to June 1996, Mr. Pelowski was Vice President, Corporate Planning and Development of Quantum Corporation, and from 1989 to 1995, he was

Senior Director, Corporate Planning and Development at Sun Microsystems, Inc. Mr. Pelowski received B.S.E. and M.B.A. degrees from the University of Michigan and an M.S.E. degree from Wayne State University.

     David E. Lambert joined the Company in June 1995 and served as Senior Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer until September 1997, when he was appointed Executive Vice President of the Company and President of Preview Travel Online, Inc., a wholly owned subsidiary of the Company. From December 1992 to June 1995, Mr. Lambert was Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Excalibur Technologies Corp., a software company. From April 1985 to May 1991, he was President and Chief Executive Officer of Grand American Fare, Inc., a restaurant company, and from October 1981 to April 1985, he served as Executive Vice President and Chief Operating Officer of Colony Hotels, Inc., a resort hotel subsidiary of Radisson Hotels. Mr. Lambert serves as a director of Sunstone Hotel Investors, Inc., a publicly traded real estate investment trust. Mr. Lambert received a B.A. degree from Occidental College and an M.B.A. degree from the University of California at Los Angeles.

     Karen S. Askey joined the Company as Senior Vice President of Consumer Marketing in February 1998. From January 1996 to January 1998, Ms. Askey was Vice President of Marketing and Analysis for Charles Schwab and Co.'s Electronic Brokerage division and from 1983 to 1996 she held a series of marketing and management positions with Charles Schwab and Co. Ms. Askey received a B.A. degree from Stanford University and an M.B.A. degree from the University of California, Berkeley.

     Christopher L. McAndrews joined the Company as Senior Vice President of Online Media Sales in September 1997. From 1994 to 1997, he held a series of executive marketing and sales positions, including Vice President of National Accounts, at International Data Group ("IDG"), an information technology media and research company. Mr. McAndrews received a B.A. degree from Harvard University and an M.B.A. degree from Stanford University.

     John M. Petrone joined the Company in August 1995 as Vice President of Technology and in September 1997 was promoted to the position of Senior Vice President of Technology. From August 1993 to August 1995, he was a Practice Manager at Oracle Corporation, a database software company, from April 1993 to August 1993, he was a Consulting Engineer at Lotus Development Corporation, a software company, and from September 1992 to April 1993, he was a Consulting Manager with Marathon Systems, a software consulting firm. Mr. Petrone received a B.S. degree from the University of Maryland.

     Barrie Seidenberg joined the Company as Director of Consumer Marketing in April 1995. In November 1995, she became Vice President of Online Services and was promoted to the position of Senior Vice President of Online Services in September 1997. From January 1994 to March 1995, she was an Account Manager at Epsilon, a database marketing company. From July 1992 to January 1994, she was a Customer Acquisition Planner at Williams-Sonoma, Inc., a catalog and retail company. Ms. Seidenberg received a B.A. degree from Yale University and an M.B.A. degree from Stanford University.

ITEM 2.  PROPERTIES

     The Company is headquartered in San Francisco, California, where it leases an aggregate of approximately 34,000 square feet of space, housing its principal administrative, sales and marketing, customer service, computer and communications systems and product development facilities. The Company's lease for such space expires on June 30, 2001, with an option to renew such lease for an additional five-year term. Although the Company believes that its current facilities are adequate and suitable for its current operations, the Company anticipates that it will require additional space within the next 12 months. There can be no assurance that such additional space will be available on commercially reasonable terms, if at all.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 3, 1997, the shareholders of the Company approved the following matters: (1) the reincorporation of the Company under the laws of Delaware, including the exchange of shares of the Company's California predecessor corporation for shares of the Delaware corporation, which exchange had the effect of a one-for-two reverse stock split, (2) the adoption of the 1997 Directors' Stock Option Plan, the 1997 Employee Stock Purchase Plan and the 1997 Stock Option Plan, and the reservation of 250,000 shares, 500,000 shares and 1,500,000 shares, respectively, of Common Stock for issuance under such plans, and (3) the amendment of the Company's certificate of incorporation, authorizing 5,000,000 shares of undesignated Preferred Stock of which the Board of Directors has the authority to issue and to determine the rights, preferences and privileges. The foregoing matters were approved by written consent of the holders of 6,808,946 shares.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol PTVL since the Company's initial public offering on November 19, 1997. The following table shows the high and low sales prices of the Company's Common Stock as reported by the Nasdaq National Market for the period indicated.

     1997                                                      HIGH     LOW
     ----                                                      ----     ---

     Fourth Quarter (from November 19, 1997)................  $11.13    $6.88

The closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on March 12, 1998 was $25.00 per share. As of that date there were 229 holders of record of the Company's Common Stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

     The market price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet-related companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the Common Stock.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its capital stock or other securities. The Company currently anticipates that its will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future. Under the terms of the Company's current bank line of credit, the Company's ability to pay dividends is disallowed without prior approval from the bank. See Note 4 of Notes to Consolidated Financial Statements.

SALES OF UNREGISTERED EQUITY SECURITIES

     In 1997, the Company issued and sold the following unregistered securities:

     (1) In connection with the reincorporation of the Company under the laws of Delaware effected in November 1997, the Company exchanged shares of its capital stock for the outstanding shares of capital stock of Preview Travel, Inc., a California corporation.
     (2) In 1997, 246,942 shares of Common Stock had been issued upon exercise of options or pursuant to restricted stock purchase agreements under the 1988 Stock Option Plan.
     (3) In January 1997, the Company issued Series C Preferred Stock upon exercise of warrants held by 13 holders for an aggregate exercise price of $415,000. Such shares of Series C Preferred Stock were converted into an aggregate of 148,214 shares of Common Stock in November 1997.
     (4) In July 1997, the Company issued to an equipment lease provider a warrant to purchase shares of Series E Preferred Stock convertible into 11,666 shares of Common Stock for an aggregate purchase price of $105,000.
     (5) In September 1997 the Company issued to a strategic partner a warrant to purchase shares of Series E Preferred Stock convertible into 94,500 shares of Common Stock at an aggregate exercise price of $850,500.
          The warrant was exercised in November 1997 on a net issuance basis, resulting in the issuance of 17,181 shares of Common Stock to the holder.
     (6) In November 1997, warrants to purchase an aggregate of 55,269 shares of Common Stock were exercised for total proceeds of $169,947. In addition, warrants to purchase an aggregate of 683,977 shares of Common Stock (or Preferred Stock subsequently converted into Common Stock) were issued on a net exercise basis, resulting in the issuance of 421,763 shares of Common Stock to the holders of such warrants.
     (7) In September 1997, the Company issued and sold to 31 investors shares of Series E Preferred Stock for an aggregate purchase price of $14,065,258. All of such shares of Series E Preferred Stock were converted into an aggregate of 1,562,806 shares of Common Stock

     There were no underwritten offerings employed in connection with any of the foregoing transactions.

     The issuance described in (1) was or will be exempt from registration under
Section 2(3) of the Securities Act on the basis that such transaction did not involve a "sale" of securities. The issuances described in (3) through (7) were deemed to be exempt from registration under the Securities Act in reliance upon
Section 4(2) thereof as transactions by an issuer not involving any public offering. The issuances described in (2) were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, such issuances were deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends where affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

USE OF PROCEEDS

     On November 19, 1997, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-37183) was declared effective by the Securities and Exchange Commission, pursuant to which 2,500,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $11.00 per share, generating gross offering proceeds of $27.5 million for the account of the Company. The managing underwriters were Hambrecht & Quist LLC and NationsBanc Montgomery Securities, Inc. After deducting approximately $1.9 million in underwriting discounts and $1.0 million in other related expenses, the net proceeds of the offering were approximately $24.6 million. The Company has used $6.4 million of the net proceeds of the offering for a payment to AOL under the Company's agreement with AOL. The remaining $18.2 million has been invested in short-term, investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, including the acquisition of redundant computer and communications systems, for payment of its obligations to AOL and Excite pursuant to its agreements with AOL and Excite, and for general corporate purposes, including working capital to fund anticipated operating losses.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the four years ended December 31, 1997, have been derived from the Company's consolidated financial statements which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The following selected consolidated financial data for the year ended December 31, 1993 have been derived from the audited consolidated financial statements of the Company. The following information is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto.

                                                                    Year Ended December 31,
                                                   ------------------------------------------------------
                                                       1993      1994       1995       1996        1997
                                                     --------  ---------  ---------  ---------  ----------
Consolidated Statement of Operations Data:                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Online...........................................  $  --     $  --       $   579    $ 2,573    $  6,010
  Television.......................................   12,309      9,598      9,564      9,801       7,634
                                                     -------    -------    -------    -------    --------
       Total revenues..............................   12,309      9,598     10,143     12,374      13,644

Cost of revenues:
  Online...........................................       --         --      1,078      2,308       3,648
  Television.......................................    9,972      9,103      8,393      7,000       5,751
                                                     -------    -------    -------    -------    --------
       Total cost of revenues......................    9,972      9,103      9,471      9,308       9,399
                                                     -------    -------    -------    -------    --------
Gross profit.......................................    2,337        495        672      3,066       4,245
                                                     =======    =======    =======    =======    ========

Operating expenses:
  Marketing and sales..............................       --      2,759      2,687      4,373       8,668
  Research and development.........................       --         --        626      1,314       1,825
  General and administrative.......................       --      1,162      2,026      2,880       4,184
  Loss on canceled programming (1).................       --      2,166         --         --          --
                                                     -------    -------    -------    -------    --------
       Total operating expenses (2)................    2,617      6,087      5,339      8,567      14,677
                                                     -------    -------    -------    -------    --------
Loss from operations...............................     (280)    (5,592)    (4,667)    (5,501)    (10,432)
                                                     -------    -------    -------    -------    --------
Interest income (expense) (2)......................       --       (246)      (264)       (89)        266
                                                     -------    -------    -------    -------    --------
Loss before income taxes...........................     (280)    (5,838)    (4,931)    (5,590)    (10,166)
Income tax benefit (expense).......................      (23)       420         (2)        (2)         (2)
                                                     -------    -------    -------    -------    --------
Net loss...........................................  $  (303)   $(5,418)   $(4,933)   $(5,592)   $(10,168)
                                                     =======    =======    =======    =======    ========

  Basic and diluted loss per share (3).............   $(0.28)    $(4.75)    $(4.02)    $(3.43)     $(3.54)
                                                     =======    =======    =======    =======    ========

Shares used in computation of net loss
per share calculation..............................    1,076      1,140      1,228      1,631       2,869
                                                     =======    =======    =======    =======    ========

SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):
  Gross bookings (4)...............................  $  --     $  --       $ 2,043    $20,263    $ 80,389
                                                     =======   ========    =======    =======    ========

                                                                                     December 31,
                                                   ------------------------------------------------------------------------------
                                                          1993            1994            1995           1996           1997
                                                     --------------  ---------------  -------------  -------------  -------------
CONSOLIDATED BALANCE SHEET DATA:                                                    (IN THOUSANDS)
     Cash and cash equivalents.....................         $   765         $   138          $1,064        $ 6,016        $27,912
     Total assets..................................          13,011           8,593           9,066         12,554         42,785
     Long-term obligations (5).....................           6,197           6,164           4,993          4,656          2,496
     Total shareholders' equity....................           4,336          (1,027)          1,249          4,411         35,365

__________
(1) Effective September 30, 1994, the Company canceled all further development of environmental-related programming, primarily IMPACT Environmental Reports, a series of daily 90-second environmental news inserts licensed to local broadcast television stations.
(2) Prior to 1994, the Company did not classify operating expenses, interest income or interest expense. As a result, only total operating expenses (including interest income and interest expense) are presented for 1993.
(3) See Note 1 of Notes to Consolidated Financial Statements for a description of the method used to determine the number of shares used in computing net loss per share.
(4) Represents the total purchase price of all travel services booked through the Company's online reservation system. This presentation of gross bookings does not affect the Company's operating results, and gross bookings are not included in revenues. Management believes that gross bookings provide a more consistent comparison between historical periods than do online revenues. Gross bookings are not required by GAAP and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP, and period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of the Company's revenues due to, among other things, changes in commission rates, and, as with operating results, should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(5) Long-term obligations include capital lease obligations, long-term notes payable, line of credit, subordinated convertible notes payable, subordinated notes payable and bank equipment note.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-K.

OVERVIEW

     Preview Travel is a leading provider of branded online travel services for leisure and small business travelers. Since its inception in 1985, the Company has operated as a producer of travel-related programming for broadcast television stations and cable networks around the world. In 1994, the Company began offering travel services by developing television programs ("infomercials") designed to generate interest in vacation packages offered by the Company. The Company sold these vacation packages directly to consumers by telephone. At the time, the commercial online services industry was beginning to develop as a new medium to entertain, inform and transact with consumers. In response to strong interest in travel from its television audience and in recognition of new opportunities presented by the online market, the Company adopted a new business model to address this demand in a more cost-effective manner. Consequently, the Company shifted its business focus and resources from infomercials to online travel services. The Company launched its online service on AOL in January 1995 and on the Web in December 1995, providing users with access to travel information and the ability to book travel services by telephone. In May 1996, the Company launched its online airline reservation service and, in the first half of 1997, enhanced its online reservation service to include hotels and car rentals. In April 1997, the Company launched its co-branded Web site for Excite's Travel Channel (City.Net). In the third quarter of 1997, the Company expanded and extended its relationships with Excite and AOL, respectively, by entering into new five-year distribution agreements.

     Overview of Television Operations. From inception through 1994, the Company derived all of its revenues from its television operations. In 1995, 1996 and 1997, the Company's television operations accounted for approximately 94%, 79% and 56% of the Company's total revenues, respectively. Television revenues are derived primarily from fees associated with the licensing of travel-related news and entertainment programming and sales of advertising time. Program license revenues are recognized when all of the following conditions are met: (i) the license period begins, (ii) the license fee and the production costs are known and (iii) the program has been accepted by the licensee and is available for telecast. Advertising revenues are recognized when all the terms of the advertising agreement are met, and advertising is shown on various media as designated by the agreement.

     The Company produces travel-related news inserts and news and entertainment programs that are syndicated in exchange for either cash or commercial advertising time. The Company also syndicates third party news inserts. The local commercial advertising time earned for providing these programs is aggregated and sold to advertisers seeking to reach a national audience. To fulfill such advertisers' requirements to reach a national audience, the Company from time to time purchases commercial advertising time for resale in selected markets. In addition, the Company produces in-flight programs for several airlines, primarily Northwest Airlines. In 1996, the Company discontinued its practice of exchanging commercial advertising time on its news and entertainment programming for travel services such as airline tickets, hotel rooms and car rentals ("travel inventory"). During the year ended December 31, 1996, the Company significantly reduced its travel inventory and wrote off the remaining balance of unused travel inventory.

     In 1995 and 1996, advertising revenue from MCI comprised 49% and 58%, respectively, of the Company's total television revenues. Commencing in the first quarter of 1997, MCI began to phase out its sponsorship of the Company's television programming, which phase-out was completed in the quarter ended September 30, 1997. MCI continues to advertise in the Company's in flight programming. Revenues attributable to MCI comprised 30% and 10% of the Company's total television revenues for the year and the quarter, respectively, ended December 31,

1997. However, because the Company does not expect to receive any additional revenues from MCI for television sponsorships, the Company expects revenues attributable to MCI to decrease significantly from historical periods.

     Although the Company's television operations have had positive cash flow from television operations in the past, the Company experienced negative cash flow from television operations in 1997 and expects to experience negative cash flow from television operations for the foreseeable future. As a result of the amortization of the Company's film library as well as depreciation and other factors, the Company's television operations incurred a net operating loss in 1997, and the Company anticipates that its television operations will continue to incur net operating losses for the foreseeable future. As a result of these losses and the Company's anticipated increase in operating expenses primarily for its online operations, the Company believes that its future success depends on its ability to maintain its current level of television revenues and to significantly increase revenues from its online operations, for which it has a limited operating history. See "Risk Factors that May Affect Future Results-- Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit" and "--Risks Associated with Television Operations."

     Overview of Online Operations. The Company's online revenues are predominantly comprised of commissions paid by airlines, hotels, rental car agencies, cruise lines and vacation packagers (collectively, "travel suppliers") for travel services booked through the Company and, to a much lesser extent, the sale of advertisements on the Company's online sites. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" to travel agencies. Commission revenues for air travel, hotel rooms, car rentals and vacation packages, net of allowances for cancellations, are recognized upon the confirmation of the reservation. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier, which generally reflects the performance for a prior quarterly period.

     The Company's online travel services have experienced substantial growth since the Company first enabled customers to book travel services online in May 1996. Gross bookings of travel services online increased from approximately $2.8 million in the second quarter of 1996 to $26.4 million in the fourth quarter of 1997, which resulted in online revenues of approximately $424,000 and $1.8 million, respectively, for the corresponding periods. The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations and car rentals and 10% to 15% for cruises and vacation packages. During the quarter ended June 30, 1997, the commissions paid by most of the major airlines for online reservations was changed from a typical base rate of 10% to approximately 5% (excluding overrides). In March 1998, one large domestic airline announced that it was further reducing online commissions for domestic tickets. Travel suppliers can further reduce current industry commission rates or eliminate such commissions entirely, which would likely have a material adverse effect on the Company's revenues and operating results. See "Risk Factors that May Affect Future Results--Reliance on Travel Suppliers; Potential Adverse Changes in Commission Payments."

     Travel services sold through AOL accounted for 89%, 77%, 67% and 62% of the Company's online revenues for the three months ended March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997 respectively. Travel services sold through Excite accounted for 8%, 13% and 15% of the Company's online revenues for the three months ended June 30, 1997, September 30, 1997 and December 31, 1997, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services, and any termination of either or both of the Company's agreements with AOL and Excite would likely have a material adverse effect on the Company's business, operating results and financial condition. Since launching its online operations, the Company's cost of revenues and operating expenses have grown substantially and are expected to continue to grow substantially in absolute dollars for the foreseeable future. In particular, the Company's new agreements with AOL and Excite require minimum aggregate payments of approximately $56 million over the next five years in exchange for their providing distribution, marketing and other services. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL and Excite. Further, there can be no assurance that the Company will satisfy the minimum levels of travel services bookings, or provide satisfactory content on the specified time schedule, required to maintain the AOL agreements. Failure to do either of the foregoing would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors that May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite" and "--Risk of Termination of Distribution Agreement with America Online."

     Gross Margins. Gross margins may be impacted by a number of different factors, including the mix of television revenues versus online revenues, the mix of online commission revenues versus online advertising revenues, the mix of travel services sold, the mix of revenues from AOL, Excite, Lycos and the Company's Web site, the mix of airline ticket commissions (which vary from airline to airline) and the amount of override commissions. The Company typically realizes higher gross margins on advertising revenues than commission revenues, higher commissions on vacation packages than hotel rooms and car rentals, higher commissions on hotel rooms and car rentals than airline tickets, higher gross margins on advertising revenues from its own Web site than through AOL, Excite or Lycos, higher commissions from certain airlines than others, and higher gross margins in periods of higher overrides. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods. See "Risk Factors that May Affect Future Results--Unpredictability of Future Revenues; Fluctuations in Quarterly Results."

     Anticipated Losses. The Company has incurred significant operating losses and, as of December 31, 1997, had an accumulated deficit of $25.8 million. The Company believes that its success will to a large part depend on its ability to greatly increase sales volume to realize economies of scale. The Company expects to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future, and the rate at which such losses will be incurred is expected to increase significantly from current levels, resulting in corresponding decreases in working capital, total assets and shareholders' equity. In particular, the Company's operating expenses are expected to increase substantially in 1998 as compared to 1997, primarily due to commencement of the Company's payment obligations to AOL, Excite, Lycos, Fodor's and promotional and marketing expenses for the Company's online travel services, resulting in corresponding increases in operating losses and decreases in working capital, total assets and shareholders' equity. See "Risk Factors that May Affect Future Results--Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit" and "--Anticipated Losses and Negative Cash Flow."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues, except as indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                              1995            1996            1997
                                                         --------------  --------------  --------------
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  Online...............................................            5.7%           20.8%           44.0%
  Television...........................................           94.3            79.2            56.0
                                                                ------          ------          ------
     Total Revenues....................................          100.0           100.0           100.0

Cost of Revenues:
  Online...............................................           10.6            18.7            26.7
  Television...........................................           82.8            56.6            42.2
                                                                ------          ------          ------
     Total Cost of Revenues............................           93.4            75.3            68.9
                                                                ------          ------          ------
Gross Profit...........................................            6.6            24.7            31.1

Operating Expenses:
  Marketing and Sales..................................           26.4            35.3            63.5
  Research and Development.............................            6.2            10.6            13.4
  General and Administrative...........................           20.0            23.3            30.7
                                                                ------          ------          ------
     Total Operating Expenses..........................           52.6            69.2           107.6
Loss from Operations...................................          (46.0)          (44.5)          (76.5)
                                                                ------          ------          ------
Interest income (expense), net.........................           (2.6)           (0.7)            2.0
                                                                ------          ------          ------
Loss before Income taxes...............................          (48.6)          (45.2)          (74.5)
Income tax.............................................             --              --              --
                                                                ------          ------          ------
Net Loss...............................................         (48.6)%         (45.2)%         (74.5)%
                                                                ======          ======          ======

AS A PERCENTAGE OF RELATED REVENUES:
Cost of Online Revenues................................          186.2%           89.7%           60.7%
Cost of Television Revenues............................           87.8%           71.4%           75.3%

COMPARISON OF YEARS ENDED DECEMBER  31, 1995, 1996 AND 1997

Revenues

     Online Revenues. In 1995, online revenues consisted entirely of the sale of vacation packages by telephone. In May 1996, the Company began to book airline tickets through its online services, and commissions from these bookings constituted the majority of online revenues for the year. Online revenues increased from $579,000 in 1995 to $2.6 million in 1996 due to the introduction of online airline reservations. In 1996, the Company's online gross bookings were $20.3 million. In 1997, online revenues increased from $2.6 million in 1996 to $6.0 million with online gross bookings of $80.4 million.

     Television Revenues. From 1995 to 1996 television revenues increased 3% to $9.8 million. In 1997, revenues decreased 22% to $7.6 million due to the loss of a major advertiser lower international revenue and price reductions for programs licensed to cable networks. As a result of the foregoing factors, the Company expects television revenues to continue to decline in 1998 relative to 1997. Advertising revenues constitute a majority of the Company's television revenues and comprised 75%, 73%, and 63% of television revenues in 1995, 1996 and 1997, respectively.

Cost of Revenues

     Cost of Online Revenues. Cost of online revenues increased from $1.1 million in 1995 to $2.3 million in 1996, due to the increased volume of transactions in 1996. As a percentage of online revenues, cost of online revenues fell from 186% in 1995 to 90% in 1996, due to start-up costs incurred in 1995 and efficiencies associated with the increased transaction volume in 1996. In 1997, cost of online revenues increased to $3.6 million and 61% of online revenues. The reduction in 1997, as a percentage of cost of revenue, is a continuation of efficiencies with increased transactions and allocation of fixed costs over a larger revenue base.

     Cost of Television Revenues. Cost of television revenues decreased from $8.4 million in 1995 to $7.0 million in 1996. In 1997, television revenues decreased from $7.0 million in 1996 to $5.8 million in 1997. As a percentage of television revenues, cost of television revenues fell from 88% in 1995 to 71% in 1996, and increased to 75% in 1997. From 1995 to 1996, the decrease in the cost of television revenues was a result of lower film library amortization in 1996 and decreased purchases of media advertisement time in 1995. Film library amortization was $1.7 million, $1.5 million and $1.3 million in 1995, 1996 and 1997, respectively. The increase in the cost of revenue in 1997 as a percentage of revenue was due to fixed personnel cost being covered by lower revenues.

Operating Expenses

     Marketing and Sales. Marketing and sales expenses increased 63% from $2.7 million to $4.4 million in 1996. In 1997 the increase was 98% to $8.7 million. As a percentage of total revenues, marketing and sales expenses rose from 26% in 1995 to 35% in 1996, and rose to 64% in 1997. The increase in marketing and sales expenses from 1995 to 1997 was attributable primarily to expenses associated with the Company's online operations, including the hiring of additional personnel for development of online content and expenditures related to the Company's strategic agreements with AOL and Excite. The Company intends to pursue an aggressive branding and marketing campaign, including significant advertising expenditures. In addition, the Company is obligated to make minimum payments totalling $56 million to AOL and Excite over the next five years, which payments will be accounted for as marketing and sales expense. As a result, the Company expects marketing and sales expenses to increase significantly in absolute dollars in future periods.

     Research and Development. Research and development expenses increased 110% from $626,000 in 1995 to $1.3 million in 1996. In 1997, expenses increased 39% to $1.8 million. As a percentage of total revenues, research and development expenses rose from 6% in 1995 to 11% in 1996, and 13% in 1997. The increases in 1996 and 1997 were attributable primarily to increased staffing and consulting fees, as well as increased costs related to enhancing the features, content and functionality of the Company's online services and enhancing or updating transaction-processing systems. The Company believes that continued investment in research and development is critical to attaining the Company's strategic objectives and, as a result, expects research and development expenses to increase significantly in absolute dollars in future periods.

     General and Administrative. General and administrative expenses increased 42% from $2.0 million in 1995 to $2.9 million in 1996, and increased 45% from $2.9 million in 1996 to $4.2 million in 1997. As a percentage of total revenues, general and administrative expenses rose from 20% in 1995 to 23% in 1996 to 31% in 1997. The increases in general and administrative expenses in 1996 and 1997 were due primarily to increased salaries and expenses associated with the hiring of personnel related to the Company's online operations. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff and incurs additional costs related to the growth of its business and being a public company.

     Deferred Compensation. The Company grants stock options to hire and retain employees. With respect to the grant of certain stock options to employees in 1997, the Company recorded aggregate deferred compensation of $570,000 in 1997. Deferred compensation is recorded as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options, generally four years. The Company currently expects to record amortization of deferred compensation for options granted of approximately $62,000, $143,000, $143,000, $143,000 and $80,000 for 1997,
1998, 1999, 2000 and 2001, respectively. The amortization of deferred compensation will be recorded as operating expenses in such periods.

Interest Income (Expense)

     Interest expense, net of interest income, was approximately $264,000 and $89,000 in 1995 and 1996 respectively. The decrease in net interest expense from 1995 to 1996 was attributable to a reduction in borrowings under the Company's line of credit and interest income earned on higher cash balances in 1996, primarily from an equity financing completed in June 1996. For 1997, interest income, net of expense, was approximately $266,000. The change from 1996 to 1997 was due primarily to a reduction on borrowings under the Company's line of credit and interest income earned on higher cash balances in 1997, primarily from an equity financing completed in September 1997 and proceeds from the Company's initial public offering in November 1997.

VARIABILITY OF RESULTS

     The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, such as the reduction in commissions paid by major airlines for online bookings implemented during the first nine months of 1997, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors,
(iv) general economic conditions and economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner,
(vii) the level of traffic on the Company's online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry.

     In addition, the Company expects that it will experience seasonality in its business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. The

Company anticipates that travel bookings will typically increase during the second quarter in anticipation of summer travel and will typically decline during the fourth quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. In addition, advertising sales in traditional media, such as broadcast and cable television, generally decline in the first and third quarters of each year. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage, and advertising expenditures is likely to cause fluctuations in the Company's operating results and could have a material adverse effect on the Company's business, operating results and financial condition.

     Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of security analysts or investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1997, the Company completed an initial public offering of its common stock, resulting in net proceeds to the Company of approximately $24.6 million. Previously, the Company has financed its operations primarily through private sales of common stock, convertible preferred stock, and convertible notes, which totaled $34.7 million in aggregate net proceeds through 1997. As of December 31, 1997, the Company also had a $2.0 million line of credit, of which approximately $1.0 million was available at December 31, 1997, based on 80% of the Company's accounts receivable.

     Cash used in operating activities in 1995 of $2.3 million was attributable primarily to a net loss of $4.9 million and a decrease in accounts payable and accrued liabilities, partly offset by decreases in accounts receivable, travel inventory and other assets and deferred revenues associated with normal operating activities, as well as depreciation of $671,000 and amortization of film library of $1.7 million. For 1996, cash used in operating activities of $1.3 million was primarily attributable to a net loss of $5.6 million and increases in accounts receivable associated with increased revenue, partly offset by an increase in accounts payable and accrued liabilities associated with expansion of the Company's business and decreases in other assets and travel inventory as the Company terminated acquisition of travel inventory, as well as depreciation of $828,000 and amortization of film library of $1.5 million. Net cash used by operating activities in 1997 was attributable primarily to a net loss of $10.2 million, increases in accounts receivables and other assets and a decrease in accounts payable, partly offset by depreciation of $1.0 million and film library amortization of $1.3 million.

     Cash used in investing activities was $1.9 million in 1995, $977,000 in 1996 and $3.4 million in 1997. Cash used in investing activities in all periods was primarily for acquisition of equipment and additions to the film library.

     In 1995, cash provided by financing activities of $5.1 million consisted primarily of proceeds from the issuance of preferred stock, warrants and equipment financing notes, as well as proceeds from the exercise of stock options, partly offset by repayment of long-term debt and payments under capital leases. In 1996, cash provided by financing activities totaled $7.2 million consisting primarily of proceeds from the issuance of preferred stock and a convertible note, partly offset by repayment of long-term debt and payments under capital leases. In 1997, cash provided by financing activities of $38.9 million consisted primarily of proceeds from the issuance of common stock through an IPO and preferred stock, partly offset by repayment of an equipment lease line and payment of obligations under capital leases.

     As of December 31, 1997, the Company had $28.7 million of cash, cash equivalents and marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under the agreements with AOL, Excite and Fodor's and lease obligations. See Note 7 of Notes to Consolidated Financial

Statements for a summary of the principal terms of these commitments. Although the Company has no material commitments for capital expenditures, it anticipates an increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. The Company may establish additional operations as it expands globally. In addition, pursuant to its arrangement with AOL, the Company is obligated to make minimum payments totaling $32 million to AOL, as well as pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Excite, the Company is obligated to make minimum payments totaling $24 million to Excite, as well as pay a percentage of commissions earned by the Company in excess of certain thresholds. In addition, the Company is required to develop content areas featured on AOL and Excite, sponsored primarily by advertising revenues, of which the Company will be entitled to receive a share. However, there can be no assurance that the Company will receive significant revenues, if any, from such payments.

     The Company believes that its current cash and cash equivalents, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least twelve months. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to the Company, if at all. See "Risk Factors that May Affect Future Results--Need for Additional Capital."

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, SFAS No. 128, "Earnings Per Share," was issued and is effective for the Company's year ending December 31, 1997. As a result, the Company's earnings per share ("EPS") data for prior periods have been restated in the accompanying financial statements to conform with SFAS No. 128. In March 1997, SFAS No. 129, "Disclosure of Information About Capital Structure," was issued and is effective for the Company's year ending December 31, 1998. In June 1997, the FASB issued SFAS No. 130, " Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise". The company is required to adopt these statements effective for 1998. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 130 or 131.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

     Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit. The Company incurred net losses of $4.9 million, $5.6 million and $10.2 million in 1995, 1996 and 1997, respectively. As of December 31, 1997, the Company had an accumulated deficit of approximately $25.8 million. The Company's television programming operations, which represented 56% of its revenues for 1997, have incurred net operating losses in each of the last three years, and the Company anticipates that its television programming operations will continue to incur net operating losses for the foreseeable future. As a result, the Company believes that its future success depends on its ability to significantly increase revenues from its Internet and commercial online service operations, for which it has a limited operating history. The Company initiated its online operations in 1994, first recognized revenues from its online operations in the first quarter of 1995 and booked its first airline ticket reservations online in the second quarter of 1996. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets such as online commerce. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Anticipated Losses and Negative Cash Flow. The Company believes that its success will depend in large part on, among other things, its ability to generate sufficient sales volume to achieve profitability and effectively maintain existing relationships and develop new relationships with travel suppliers, strategic partners and advertising customers. Accordingly, the Company intends to expend significant financial and management resources on brand development, marketing and promotion, site and content development, strategic relationships and technology and operating infrastructure. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels. There can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of the Company's business and its limited operating history in the online business, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     Unpredictability of Future Revenues; Fluctuations in Quarterly Results. As a result of the Company's limited operating history in online commerce and the emerging nature of the markets in which the Company competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based predominantly on its operating plans and estimates of future revenues and are to a large extent fixed. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations, and to develop its technology and transaction-processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's operating results will fluctuate and net anticipated losses in a given quarter may be greater than expected.

     The Company expects that it will experience seasonality in its business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. The Company anticipates that travel bookings will typically increase during the second quarter in anticipation of summer travel and will typically decline during the fourth quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. In addition, advertising sales in traditional media, such as broadcast and cable television, generally decline in the first and third quarters of each year. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures is likely to cause quarterly fluctuations in the Company's operating results and could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to, (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, such as the reduction in commissions paid by major airlines for online bookings implemented during the first nine months of 1997, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors,
(iv) general economic conditions and economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner,
(vii) the level of traffic on the Company's online sites, (viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry.

     Gross margins may be impacted by a number of different factors, including the mix of television revenues versus online revenues, the mix of online commission revenues versus online advertising revenues, the mix of travel services sold, the mix of revenues from AOL, Excite, Lycos and the Company's Web site, the mix of airline ticket commissions (which vary from airline to airline) and the amount of override commissions. The Company typically realizes higher gross margins on advertising revenues than commission revenues, higher commissions on vacation packages than hotel rooms and car rentals, higher commissions on hotel rooms and car rentals than airline tickets, higher gross margins on advertising revenues from the Company's own Web site than through AOL, Excite or Lycos, higher commissions from certain airlines than others and higher gross margins in periods of higher overrides. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods.

     As a result of the foregoing factors, the Company's annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     Dependence on the Travel Industry. The Company derives a significant portion of its revenues directly or indirectly from the travel industry, and the Company's future growth is dependent on the travel industry. The travel industry, especially leisure travel, which is dependent on personal discretionary spending levels, is sensitive to changes in economic conditions and tends to decline during general economic downturns and recessions. The travel industry is also highly susceptible to unforeseen events, such as political instability, regional hostilities, fuel price escalation, travel-related accidents, unusual weather patterns or other adverse occurrences. Any event that results in decreased travel generally would likely have a material adverse effect on the Company's business, operating results and financial condition.

     Uncertain Acceptance of the Preview Travel Brand; Dependence on Increased Bookings. The Company believes that establishing, maintaining and enhancing the Preview Travel brand is a critical aspect of its efforts to attract and expand its online traffic. The number of Internet sites that offer competing services, many of which already have well-established brands in online services or the travel industry generally, increase the importance of establishing and maintaining brand name recognition. Promotion of the Preview Travel brand will depend largely on the Company's success in providing a high- quality online experience supported by a high level of customer service, which cannot be assured. In addition, to attract and retain online users, and to promote and maintain the Preview Travel brand in response to competitive pressures, the Company may find it necessary to increase substantially its financial commitment to creating and maintaining a strong brand loyalty among customers. If the Company is unable to provide high-quality online services or customer support, or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to promote and maintain its brand, the Company's business, operating results and financial condition would be materially adversely affected.

     The Company's future success, and in particular its revenues and operating results, depends upon its ability to successfully execute several key aspects of its business plan. The Company must increase the dollar volume of transactions booked through its online sites, either by generating significantly higher and continuously increasing levels of traffic to its online sites or by increasing the percentage of visitors to its online sites who purchase travel services, or through some combination thereof. The Company must also increase the number of repeat purchasers of travel services through its online sites. In addition, the Company must deliver a high level of customer service and compelling content in order to attract users with demographic characteristics valuable to advertisers. Although the Company has implemented strategies, including its relationships with AOL, Excite, Lycos and Fodor's designed to accomplish these objectives, there can be no assurance that the Company will be able to increase the dollar volume of transactions booked through its online sites, increase traffic to its online sites, increase the percentage of visitors who purchase travel services, increase the number of repeat purchasers or increase its advertising revenues. The failure to do one or more of the foregoing would likely have a material adverse effect on the Company's business, operating results or financial condition.

     Reliance on Distribution Agreements with America Online, Excite and Lycos. The Company has entered into agreements with AOL and Excite establishing the Company as the primary and preferred provider of travel services on AOL and the exclusive provider of travel reservations services on Excite's Travel Channel (City.Net) until September 2002. Under these agreements, both AOL and Excite are obligated to promote the Company and to deliver minimum numbers of annual page views to the online areas featuring the Company's travel services. In addition, the Company is eligible to receive payments from Excite representing a share of advertising revenues received by Excite in connection with the online areas featuring the Company's travel services; however, there can be no assurance that such payments, if any, will be significant. Over the next five years, the Company is obligated to make minimum payments totaling $56 million to AOL and Excite, as well as pay to AOL and Excite a percentage of certain commissions earned by the Company in excess of specified thresholds. The Company is also obligated to share certain advertising revenues with each of AOL and Excite, as specified in their respective agreements. Moreover, the Company's agreement with AOL is conditioned upon the Company achieving specified levels of travel services bookings, which will require the Company to significantly increase such bookings from current levels. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL and Excite or that the Company will satisfy the minimum levels of travel services bookings required to maintain the AOL agreement, and failure to do so would likely have a material adverse effect on the Company's business, operating results and financial condition. In addition, neither the AOL agreement nor the Excite agreement provides the Company with renewal rights upon expiration of their respective five-year terms. The AOL agreement provides AOL with the right to renew the AOL agreement for successive one-year terms on a non-exclusive basis during which period AOL would continue to receive a percentage of commissions and share in advertising revenues, but the Company would not be obligated to make any additional minimum payments. There can be no assurance that such agreements will be renewed on commercially acceptable terms, or at all.

     In addition, the Company entered into a database services agreement with AOL to develop and manage a travel-related destinations database for AOL with content that is reasonably satisfactory to AOL. The Company has committed to an aggressive schedule to develop and maintain the destinations database which will require significant efforts and resources on the Company's part. There can be no assurance that the Company will be able to fulfill its commitments to AOL on the agreed upon schedule, and failure to do so could result in a breach of the distribution agreement with AOL, as well as the database services agreement, which would likely have a material adverse effect on the Company's business, operating results and financial condition.

     Furthermore, the Company's significant investment in the AOL and Excite relationships is based on the continued positive market presence, reputation and anticipated growth of AOL and Excite, as well as the commitment by each of AOL and Excite to deliver specified numbers of annual page views. Any decline in the significant market presence, business or reputation of AOL or Excite, or the failure of either or both of AOL and Excite to deliver the specified numbers of annual page views, will reduce the value of these strategic agreements to the Company and will likely have a material adverse effect on the business, operating results and financial condition of the Company. In addition, while the Company and Excite have agreed to cooperate on advertising, AOL and the Company have the right to separately pursue and sell advertising in the Company's content areas distributed through AOL. There can be no assurance that the Company and AOL will not compete for limited travel supplier advertising revenues. Travel services sold through AOL accounted for 89%, 77%, 67% and 62% of the Company's online revenues for the three months ended March 31, 1997, June 30, 1997, September 30, 1997, and December 31, 1997, respectively. Travel services sold through Excite accounted for 8%, 13% and 15% of the Company's online revenues for the three months ended June 30, 1997, September 30, 1997 and December 31, 1997, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services, and any termination of either or both of the Company's agreements with AOL and Excite would likely have a material adverse effect on the Company's business, operating results and financial condition.

     In March 1998, the Company entered into an agreement with Lycos, under which Preview Travel will be the exclusive multiservice provider of travel reservation services for Lycos' Travel Web Guide and Travel Network. In addition, Preview Travel and Lycos will create a co-branded Web site that will be promoted throughout the Lycos Web site, and Lycos has agreed to deliver a minimum number of annual impressions to promote the co-branded site. In addition, the Company is eligible to receive payments from Lycos representing a share of advertising revenues received by Lycos in connection with the co-branded site; however, there can be no assurance that such payments, if any, will be significant. Over the two-year term of the agreement, the Company is obligated to make minimum payments totaling $4.25 million to Lycos, as well as pay a portion of commissions earned by the Company through the co-branded website in excess of certain thresholds. The Lycos arrangement is expected to represent a significant distribution channel for the Company's travel services, and any termination of the

Company's agreement with Lycos would likely have a material adverse affect on the Company's business, operating results and financial condition.

     Except for its arrangements with AOL, Excite and Lycos, the Company has no other long-term distribution arrangements with any other service provider on the Internet or commercial online services and accordingly must rely on search engines, directories and other navigational tools which significantly affect traffic to the Company's online sites. There can be no assurance that such cooperation will be available to the Company on acceptable commercial terms or at all or that such relationships will not already be established with the Company's competitors. If the Company is unable to maintain satisfactory relationships with AOL, Excite or Lycos, or if the Company is unable to develop and maintain satisfactory relationships with additional third parties on acceptable commercial terms, or if the Company's competitors are better able to leverage such relationships, the Company's business, operating results and financial condition could be materially adversely affected.

     Risk of Termination of Distribution Agreement with America Online. The Company's future success depends in part upon its ability to maintain its distribution agreement with AOL. The Company's distribution agreement with AOL may be terminated by AOL in the event that the Company fails to make certain minimum payments to AOL, fails to achieve specified levels of travel services bookings or breaches its database services agreement with AOL pursuant to which the Company is required to develop and manage a travel-related destinations database for AOL. In particular, the Company's ability to achieve such specified annual levels of travel services bookings will require the Company to significantly increase such bookings from current levels, with the first annual measurement date occurring in September 1998. There can be no assurance that the Company will be able to meet its significant financial obligations to AOL, achieve the specified minimum levels of travel services bookings, or deliver satisfactory content to the database. Failure to do any of the foregoing could result in the termination by AOL of the Company's distribution agreement with AOL, which would likely have a material adverse effect on the Company's business, operating results and financial condition.

     Reliance on Travel Suppliers; Potential Adverse Changes in Commission Payments. The Company is dependent on airlines, hotels and other providers of travel services ("travel suppliers") in order to offer its customers comprehensive access to travel services and products. Consistent with industry practices, the Company currently has no agreements with its travel suppliers that obligate such suppliers to sell services or products through the Company. In addition, travel suppliers may be unable or choose not to make their inventory of services and products available through online distribution, including those services offered by the Company. Accordingly, travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict the Company's access to their inventory, which could significantly decrease the amount or breadth of the Company's inventory of available travel offerings and could have a material adverse effect on the Company's business, operating results and financial condition.

     In addition, a substantial majority of the Company's online revenue is dependent on the commissions customarily paid by travel suppliers for bookings made through the Company's online travel service. Consistent with industry practices, these travel suppliers are not obligated to pay any specified commission rate for bookings made through the Company or to pay commissions at all. Accordingly, travel suppliers can reduce current industry commission rates or eliminate such commissions entirely, which would likely have a material adverse effect on the Company's business, operating results and financial condition.

     For example, in 1995, most of the major airlines placed a cap on per-ticket commissions payable to all travel agencies for domestic airline travel. In the first nine months of 1997, the major U.S. airlines reduced the commission rate from 10% to 5% and maximum per-ticket commissions payable for online reservations, which had a material adverse affect on the Company's results of operations for the three months ended June 30, 1997, September 30, 1997 and December 31, 1997. In September 1997, the major U.S. airlines reduced the commission rate payable to traditional travel agencies from 10% to 8%. There can be no assurance that airlines or other of the Company's travel suppliers will not further reduce the amount of commissions payable to the Company. In March 1998, one large domestic airline announced that it was further reducing online commissions for domestic tickets. There can be no assurance that other carriers will not also reduce their online commissions accordingly.

     In addition, certain travel suppliers have initiated direct online distribution channels and, in some cases, have offered negotiated rates directly to major corporate customers. Further, the Company's travel service offerings are limited to those travel suppliers whose services and products are available through the global distribution services ("GDS") systems accessed by the Company, namely, the Apollo GDS system ("Apollo") operated by Galileo International Partnership ("Galileo") for airlines and car rentals and the GDS system operated by Pegasus Systems, Inc. ("Pegasus") for hotel reservations. For example, Southwest Airlines is currently unavailable in the Apollo GDS system, and, therefore, the Company is unable to offer access to Southwest Airline's inventory. There can be no assurance that the Company's current travel suppliers will continue to sell services or products through Apollo or Pegasus on current terms with adequate compensation to the Company, or at all, or that the Company will be able to establish new or extend current travel supplier relationships to ensure uninterrupted access to a comprehensive supply of the travel services. The Company's failure to do so would likely result in a material adverse effect on its business, operating results and financial condition.

     Reliance on Third Party Systems. The Company is dependent upon certain third party service providers, including, without limitation, the following: AOL and AOL's ANS Communications subsidiary (which AOL has agreed to sell to WorldCom, Inc.), which provide AOL customers with access to the Company's online services; GeoNet Communications, which provides the Company with a T3 data communication line for Internet access; Pegasus, which provides the Company with access to a global hotel reservation system and which operates an online travel service competitive with the Company; and Galileo, which provides the Company with access to the Apollo GDS system.

     The Company is dependent on these third party providers to continue to offer and maintain these services. Any discontinuation of such services, or any reduction in performance that requires the Company to replace such services, would be disruptive to the Company's business. In particular, if the Company were required to replace services provided by the Apollo GDS system, the Company believes it could take up to one year and require substantial expenditures to fully transition the Company's travel services to an alternative service provider. In the past, these third party providers have experienced interruptions or failures in their systems or services, which have temporarily prevented the Company's customers from accessing or purchasing certain travel services through the Company's online sites. Any reduction in performance, disruption in Internet or online access or discontinuation of services provided by AOL, ANS Communications, GeoNet Communications or any other Internet service provider, or any disruption in the Company's ability to access the Apollo GDS system, Pegasus or any other travel reservation systems, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company is dependent on Apollo and Pegasus to ensure that all software used in connection with their GDS systems will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. Any failure by Galileo or Pegasus to ensure that such software complies with year 2000 requirements could have a material adverse effect on the Company's business, operating results and financial condition. The Company's agreements with its third party service providers have terms of, or expire within, one year or less and in some cases are subject to cancellation for any reason or no reason upon short notice. Specifically, the Company does not have a written agreement with Pegasus, and its agreements with ANS Communications and GeoNet Communications are currently on a month-to-month basis. Any cancellation of services, or failure to renew such services upon expiration, by any of such third party providers without notice sufficient to allow the Company to transition to a new service provider in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition.

     Competition. The online travel services market is new, rapidly evolving and intensely competitive, and the Company expects such competition to intensify in the future. The Company competes primarily with traditional travel agency and online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites, such as Expedia (operated by Microsoft Corporation), Travelocity (operated by SABREGroup Holdings Inc., a majority-owned subsidiary of American Airlines), Cendant Corporation, TravelWeb (operated by Pegasus) and Internet Travel Network, among others. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial Web sites offering online travel services.

     In addition to the traditional travel agency channel, most travel suppliers also sell their services directly to customers, predominantly by telephone. As the market for online travel services grows, the Company believes that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies and travel industry information providers, will increase their efforts to develop services that compete with the Company's services. Many airlines and hotels offer travel services directly through their own Web sites, eliminating the need to pay commissions to third parties such as the Company. The Company is unable to anticipate which other companies are likely to offer competitive services in the future. There can be no assurance that the Company's online operations will compete successfully with any current or future competitors.

     In the television and in-flight programming markets, the Company's News Travel Network division competes for airtime for its programs with news and entertainment programming produced by local stations, broadcast and cable networks, infomercial producers and third party syndicators. NTN competes for national advertising sales with networks, national advertising firms and syndicators.

     Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Certain of the Company's competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to Web site and systems development than the Company. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on the Company. In particular, Microsoft Corporation has publicly announced its intent to invest heavily in the area of travel technology and services. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on Continued Growth of Online Commerce. The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and commercial online services as an effective medium of commerce by consumers. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. Convincing consumers to purchase travel services online may be particularly difficult, as such consumers have traditionally relied on travel agents for advice and recommendations as to destinations and accommodations as well as bookings, and are accustomed to a high degree of human interaction in purchasing travel services. Rapid growth in the use of and interest in the Web, the Internet and commercial online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and commercial online services as a medium of commerce, particularly for purchases of travel services.

     Demand for recently introduced services and products over the Internet and commercial online services is subject to a high level of uncertainty and there exist few proven services and products. The development of the Internet and commercial online services as a viable commercial marketplace is subject to a number of factors, including continued growth in the number of users of such services, concerns about transaction security, continued development of the necessary technological infrastructure and the development of complementary services and products. If the Internet and commercial online services do not become a viable commercial marketplace, the Company's business, operating results and financial condition would be materially adversely affected.

     Risks Associated with Advertising Revenues. During 1996 and 1997, approximately 58% and 36%, respectively, of the Company's total revenues were derived from the sale of advertising in connection with its television programming and, to a much lesser extent, its online sites. The Company's advertising customers may terminate their advertising commitments at any time without penalty. Consequently, the Company's advertising customers may move their advertising to competing online sites or television programs or to other traditional media quickly and at low cost, thereby increasing the Company's exposure to competitive pressures and fluctuations in net revenues and operating results. In particular, to support its television operations, which are substantially dependent on advertising revenues that historically have been derived from a very limited customer base, the Company must overcome significant competition from national syndicators and broadcast stations and cable networks to obtain advertising commitments. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract advertising customers, the Company's business, operating results and financial condition could be materially adversely affected.

     Management of Potential Growth. The Company has rapidly and significantly expanded its operations, and anticipates that further significant expansion will be required to address potential growth in its customer base and market opportunities. The Company has also recently added a number of key managerial and technical employees, and the Company expects to add additional key personnel in the future. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction-processing, operational, customer service and financial systems, procedures and controls, implement a formal disaster recovery program and expand, train and manage the Company's growing employee base. The Company also will be required to expand its finance, administrative and operations staff. Further, the Company's management will be required to maintain and expand its relationships with various travel service suppliers, other Web sites and other Web service providers, Internet and commercial online service providers and other third parties necessary to the Company's business. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company's management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, operating results and financial condition could be materially adversely affected.

     Dependence on Attraction and Retention of Key Employees. The Company's performance is substantially dependent on the continued services and on the performance of its senior management and certain other key personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company does not have long-term employment agreements with any of its key personnel. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. In particular, the Company may encounter difficulties in attracting a sufficient number of qualified software developers for its online services and transaction-processing systems, and there can be no assurance that the Company will be able to retain and attract such developers. The failure to retain and attract necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, operating results and financial condition.

     Although none of the Company's employees is represented by a labor union, it is common for employees in the television industry to belong to a union, and there can be no assurance that the Company's employees will not join or form a labor union or that the Company, for certain purposes, will not be required to become a union signatory.

     Risk of Capacity Constraints; Reliance on Internally Developed Systems; System Development Risks. The Company's revenues depend on the number of customers who use its online travel sites to book their travel reservations. Accordingly, the satisfactory performance, reliability and availability of the Company's online sites, transaction-processing systems and network infrastructure are critical to the Company's operating results, as well as its ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions that result in the unavailability of the Company's online sites or reduced performance of the reservation system would reduce the volume of reservations and the attractiveness of the Company's service offerings, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company uses an internally developed system for its online sites and substantially all aspects of transaction processing, including customer profiling, making reservations, credit card verification and confirmations. The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. Any substantial increase in the volume of traffic on the Company's online sites or the number of reservations made by customers will require the Company to expand and upgrade further its technology, transaction-processing systems and network infrastructure. The Company has experienced and expects to continue to experience temporary capacity constraints due to sharply increased traffic during "fare wars" or other promotions, which may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of reservations and confirmations and delays in reporting accurate financial information.

     There can be no assurance that the Company's transaction-processing systems and network infrastructure will be able to accommodate such increases in traffic in the future, or that the Company will, in general, be able to accurately project the rate or timing of such increases or upgrade its systems and infrastructure to accommodate future traffic levels on its online sites. In addition, there can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its transaction-processing systems or to successfully integrate any newly developed or purchased modules with its existing systems. Any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Risk of System Failure; Single Site. The Company's success, in particular its ability to successfully receive and fulfill orders online and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Substantially all of the Company's computer and communications systems are located at a single facility in San Francisco, California. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company currently does not have redundant systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations. The occurrence of any of the foregoing risks could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated with Television Operations. The Company's ability to generate revenues from its television operations, as well as its ability to use its television and in-flight programming to promote and enhance its online services and brand recognition, depends upon its ability to reflect in its programming the changing tastes of consumers, news directors and program directors, and to secure and maintain distribution for its television and in-flight programming on acceptable commercial terms through local stations, domestic and international cable and broadcast networks and airlines. These syndication agreements typically have durations of one year or less, and there can be no assurance that such stations, networks and airlines will continue to renew syndication agreements for the Company's programs. In addition, the Company's ability to cost effectively update and expand its film library is essential to its ability to continue to offer compelling content.

     Although the Company maintains a back-up of its film library in offsite storage, both the film library and the back-up library are vulnerable to damage from fire, flood, break-ins, earthquake and similar events. Loss of access to the Company's film library for an extended period of time could have a material adverse effect on the Company's business, operating results and financial condition.

     Although the Company's television operations have had positive cash flow from operations in the past, the Company has experienced negative cash flow from television operations in 1997 and expects to experience negative cash flow from television operations for the foreseeable future. The Company must generate substantial revenues from sales of its television programs, and, in particular, advertising sales for such programs, in order to offset the significant fixed costs associated with its television operations. The Company historically has derived advertising revenues from a limited customer base. In particular, a single customer, MCI Telecommunications Corporation ("MCI"), accounted for 49% and 58% of the Company's television advertising revenues in 1995 and 1996, respectively. Commencing in the first quarter of 1997, MCI began to phase out its sponsorship of the Company's television programming, which phase-out was completed in the quarter ended September 30, 1997. MCI continues to advertise in the Company's in flight programming. Revenues attributable to MCI comprised 30% and 10% of the Company's total television revenues for the year and the quarter, respectively, ended December 31, 1997. However, because the Company does not expect to receive any additional revenues from MCI for television sponsorships, the Company expects revenues attributable to MCI to decrease significantly from historical periods. In addition, the Company faces significant competition from national syndicators and broadcast and cable networks in its efforts to replace MCI's sponsorship, expand its customer base and obtain sufficient levels of advertising sales to achieve profitability in its television operations. In certain market conditions, the Company could be required to substantially lower its advertising rates in order to sell its available inventory of television time and Web advertising space. There can be no assurance that the Company will generate sufficient revenues from the licensing of its television programs and sale of advertising to achieve profitability, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Rapid Technological Change. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing online sites and proprietary technology and systems obsolete. The emerging nature of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its online services, particularly in response to competitive offerings. The Company's success will depend, in part, on its ability to enhance its existing services, to develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of online sites and other proprietary technology entails significant technical and business risks and requires substantial expenditures and lead time. There can be no assurance that the Company will successfully use new technologies effectively or adapt its online sites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition could be materially adversely affected.

     Online Commerce and Database Security Risks. A fundamental requirement for online commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. In addition, the Company maintains an extensive confidential database of customer profiles and transaction information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction and personal data contained in the Company's customer database. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation, business, operating results and financial condition. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and commercial online services and the privacy of users may also inhibit the growth of the Internet and commercial online services, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers or other personal information, security breaches could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, operating results and financial condition.

     Need for Additional Capital. The Company requires substantial working capital to fund its business and expects to use a portion of the net proceeds of its initial public offering in November 1997 to fund its operating losses. In the last two years, the Company has experienced negative cash flow from operations and expects to continue to experience significant negative cash flow from operations for the foreseeable future. The Company currently anticipates that the net proceeds of the Company's initial public offering, together with its existing capital resources, will be sufficient to meet the Company's capital requirements through at least the year 1998. Thereafter, the Company may be required to raise additional funds, in part to fund its financial obligations to AOL and Excite. There can be no assurance that such financing will be available in sufficient amounts or on terms acceptable to the Company, if at all.

     Risks Associated with Offering New Services. The Company plans to introduce new and expanded services and to enter into new relationships with third parties in order to generate additional revenues, attract more consumers and respond to competition. For example, the Company may offer travel insurance, travel financing services and travel-related merchandise. There can be no assurance that the Company would be able to offer such services in a cost- effective or timely manner or that any such efforts would be successful. Furthermore, any new service launched by the Company that is not favorably received by consumers could damage the Company's reputation or its brand name. Expansion of the Company's services in this manner would also require significant additional expenses and development and may strain the Company's management, financial and operational resources. The Company's inability to generate revenues from such expanded services or products sufficient to offset their cost could have a material adverse effect on the Company's business, operating results and financial condition.

     Liability for Internet and Television Content. As a publisher and distributor of online and television content, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that the Company publishes or distributes. Such claims have been brought, and sometimes successfully pressed, against online services. In addition, the Company does not and cannot practically screen all of the content generated by its users on the bulletin board system on the Company's online sites, and the Company could be exposed to liability with respect to such content. Although the Company carries general liability insurance, the Company's insurance may not cover claims of these types or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse effect on the Company's reputation and its business, operating results and financial condition.

     Uncertain Protection of Intellectual Property; Risks of Third Party Licenses. The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with the Company's employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of certain of its key trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. The Company may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     The Company also intends to strategically license certain content for its online sites from third parties, including content which is integrated with internally developed content and used on the Company's online sites to provide key services. There can be no assurance that these third party content licenses will be available to the Company on commercially reasonable terms or that the Company will be able to successfully integrate such third party content. Such content licenses may expose the Company to increased risks, including risks associated with the assimilation of new content, the diversion of resources from the development of the Company's content, the inability to generate revenues from new content sufficient to offset associated acquisition costs and the maintenance of uniform, appealing content. The inability to obtain any of these licenses could result in delays in site development or services until equivalent content can be identified, licensed and integrated. Any such delays in site development or services could have a material adverse effect on the Company's business, operating results and financial condition.

     Governmental Regulation and Legal Uncertainties. Certain segments of the travel industry are heavily regulated by the United States and international governments, and accordingly, certain services offered by the Company are affected by such regulations. For example, the Company is subject to United States Department of Transportation ("DOT") regulations prohibiting unfair and deceptive practices. In addition, DOT regulations concerning the display and presentation of information that are currently applicable to the GDS services accessed by the Company could be extended to the Company in the future, as well as other laws and regulations aimed at protecting consumers accessing online travel services or otherwise. In California, under the Seller of Travel Act, the Company is required to register as a seller of travel, comply with certain disclosure requirements and participate in the State's restitution fund. The television industry is also subject to extensive regulation at federal, state and local levels, including the Federal Communications Act and rules and regulations of the Federal Communications Commission. In addition, legislative and regulatory proposals under ongoing consideration by Congress and federal agencies may materially affect the television industry and the Company's ability to obtain distribution for its television programming.

     The Company is also subject to regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. Although there are currently few laws and regulations directly applicable to the Internet and commercial online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or commercial online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, operating results and financial condition.

     Moreover, the applicability to the Internet and commercial online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject the Company to additional state sales and income taxes. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and commercial online services could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated with International Expansion. A key component of the Company's strategy is to expand its operations into international markets. The Company anticipates that it will expend significant financial and management resources to establish local offices overseas, create localized user interfaces and comply with local customs and regulations. If the revenues generated by these international operations are insufficient to offset the expense of establishing and maintaining such operations, the Company's business, operating results and financial condition could be materially adversely affected. To date, the Company has no experience in developing localized versions of its online sites and marketing and distributing its travel services internationally. There can be no assurance that the Company will be able to successfully market or sell its services in these international markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in conducting business on an international level, such as unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, currency rate fluctuations, seasonality in leisure travel in certain countries and potentially adverse tax consequences. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the

Company's future international operations and, consequently, on its business, operating results and financial condition.

     Risks Associated with Potential Acquisitions. The Company's current strategy is to broaden the scope and content of its online sites through the acquisition of existing online services and businesses specializing in travel-related content, as well as through internally developed new travel services offerings. Although no such acquisitions are currently being negotiated, any future acquisitions would expose the Company to increased risks, including risks associated with the assimilation of new operations, sites and personnel, the diversion of resources from the Company's existing businesses, sites and technologies, the inability to generate revenues from new sites or content sufficient to offset associated acquisition costs, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. Acquisitions may also result in additional expenses associated with amortization of acquired intangible assets or potential businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions, and its inability to overcome such risks could have a material adverse effect on the Company's business, operating results and financial condition.

     Lack of Prior Market and Possible Volatility of Stock Price. The market price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet-related companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the Common Stock.

     Antitakeover Effect of Certain Charter Provisions. The Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock, which could have an adverse impact on the market price of the Common Stock. The Company has no present plans to issue shares of Preferred Stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock.

     Shares Eligible for Future Sale. Sales of substantial amounts of Common Stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. All of the 2,500,000 shares sold in the Company's initial public offering in November 1997, as well as approximately 119,500 additional shares are currently eligible to be resold immediately in the public market. Beginning in May 1998, 180 days after the completion date of the Company's initial public offering, upon expiration of pre-existing lock-up agreements and lock-up agreements between the representatives of the underwriters in the initial public offering and officers, directors and certain stockholders of the Company, substantially all of the unregistered shares of the Company's Common Stock will be eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), subject in some cases to compliance with the volume limitations and other restrictions under Rule 144 and, under certain circumstances, Rule 701 under the Securities Act. Any early release of the lock-up agreement by the Underwriters, which, if granted, could permit sales of a substantial number of shares and could adversely affect the trading price of the Company's shares, may not be accompanied by an advance public announcement by the Company. In addition, certain holders of Common Stock have the right to include their shares in any future registration of securities effected by the Company and to require the Company to register their shares for future sale, subject to certain exceptions.

     Year 2000 Compliance. The Company believes that its internal computer systems are Year 2000 compliant and does not anticipate that it will incur significant expenditures to ensure that such systems will function properly with respect to dates in the Year 2000 and beyond. The Company is in the early stages of conducting an audit of its significant suppliers and other third parties to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations rely to be Year 2000 compliant will not have a material adverse affect on the Company's business, financial condition or operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers, which is included in "Item 1. Business--Executive Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

          1.   Consolidated Financial Statements:

               The financial statements which are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1, which immediately precedes such document.

     (b)  Financial Statement Schedules:

          Financial Statements Schedules have not been included inasmuch as the information required to be included therein is not material.

     (c)  Reports on Form 8-K

          None

     (d)  Exhibits

Exhibit
Number  Description
------  -----------
2.1*    Form of Agreement and Plan of Merger between the Company and Preview
         Travel, Inc., a Delaware corporation.
3.1*    Certificate of Incorporation of the Company.
3.2*    Form of Bylaws of the Company.
3.3*    Form of Amended and Restated Certificate of Incorporation of the Company.
4.1*    Form of the Company's Common Stock Certificate.
10.1*   Form of Indemnification Agreement.
10.2*   1988 Stock Option Plan, as amended.
10.3*   1997 Stock Option Plan.
10.4*   1997 Employee Stock Purchase Plan.
10.5*   1997 Directors' Stock Option Plan.
10.6*   Third Amended and Restated Registration Rights Agreement, dated June 28,
        1996, by and among the Company and certain holders of the Company's capital stock.
10.7*   Amendment No. 1 to the Third Amended and Restated Registration Rights
        Agreement, dated September 26, 1997, by and among the Company and certain holders of the Company's capital stock.
10.8+*  Travel Channel Agreement, dated September 30, 1997, by and between the
        Company and Excite, Inc.
10.9+*  Interactive Services Agreement, dated September 1, 1997, by and between the Company and America Online, Inc.
10.10+* Subscriber Services Agreement, dated October 1997, by and between the
        Company and Apollo Travel Partnership.

10.11*  Warrant Agreement to Purchase Shares of Series D Preferred Stock, dated
        December 15, 1995, by and between the Company and Comdisco, Inc.
10.12*  Warrant Agreement to Purchase Shares of Series E Preferred Stock, dated
        July 22, 1997, by and between the Company and Comdisco, Inc.
10.13*  Office Lease, dated September 15, 1990, by and between the Company and
        Blum's Building Associates.
10.14*  Severance Agreement, dated March 1997, by and between the Company and
        Kenneth Orton.
10.15*  Amendment No. 2 to the Third Amended and Restated Registration Rights
        Agreement, dated November 17, 1997, by and among the Company and certain holders of the Company's capital stock.
10.16++ Agreement, dated as of March 15, 1998 between the Company and Lycos,
        Inc.
10.17++ Restated and Amended Excite Agreement, dated as of March 12, 1998, between the Company and Excite, Inc.
21.1*   Subsidiaries of the Company.
23.1    Consent of Independent Accountants.
24.1    Power of Attorney (see page 44).
27.1    Financial Data Schedule.
__________

* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-37183)
+ Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain information in these exhibits.
++ Confidential treatment requested.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PREVIEW TRAVEL, INC.


                             By: /s/ KENNETH J. ORTON
                                 --------------------
                                 Kenneth J. Orton
                                 President, Chief Executive Officer
                                 and Director

Date:  March 30, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth J. Orton and Kenneth R. Pelowski, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Signature                                       Title                                    Date
---------------------------------  -------------------------------------------------------  -----------------------

/s/ KENNETH J. ORTON               President, Chief Executive Officer and Director              March  30, 1998
---------------------------------
  (Kenneth J. Orton)

/s/ KENNETH R. PELOWSKI            Executive Vice President, Finance and Administration,        March  30, 1998
---------------------------------  and Chief Financial Officer (Principal Financial
  (Kenneth R. Pelowski)            Officer)

/s/ BRUCE CARMEDELLE               Vice President and Corporate Controller (Principal           March  30, 1998
---------------------------------  Accounting Officer)
 (Bruce Carmedelle)

/s/ JAMES J. HORNTHAL              Chairman and Director                                        March  30, 1998
---------------------------------
  (James J. Hornthal)

/s/ THOMAS W. CARDY                Director                                                     March  30, 1998
---------------------------------
  (Thomas W. Cardy)

/s/ THOMAS A. CULLEN               Director                                                     March  30, 1998
---------------------------------
  (Thomas A. Cullen)

/s/ WILLIAM R. HEARST, III         Director                                                     March  30, 1998
---------------------------------
  (William R. Hearst, III)

/s/ DOUGLAS J. MACKENZIE           Director                                                     March  30, 1998
---------------------------------
  (Douglas J. Mackenzie)

/s/ DAVID S. POTTRUCK              Director                                                     March  30, 1998
---------------------------------
  (David S. Pottruck)

/s/ JAMES E. NOYES                 Director                                                     March  30, 1998
---------------------------------
  (James E. Noyes)

/s/ THEODORE J. LEONSIS            Director                                                     March  30, 1998
---------------------------------
  (Theodore J. Leonsis)

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants................  F-2
Consolidated Balance Sheets......................  F-3
Consolidated Statements of Operations............  F-4
Consolidated Statements of Shareholders' Equity..  F-5
Consolidated Statements of Cash Flows............  F-6
Notes to Consolidated Financial Statements.......  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Preview Travel, Inc.:

     We have audited the accompanying consolidated balance sheets of Preview Travel, Inc. and Subsidiaries (the Company) as of December 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preview Travel, Inc. and Subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                    /s/ COOPERS & LYBRAND L.L.P.

San Francisco, California
January 28, 1998

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                                                     DECEMBER 31,
                                                                             ----------------------------
                                                                                 1996           1997
                                                                             -------------  -------------
ASSETS

Cash and cash equivalents..................................................      $  6,016       $ 27,912
Marketable securities......................................................            --            750
Accounts receivable, net of allowance for doubtful accounts of $25 and
 $40, respectively.........................................................         1,259          1,990
Other assets...............................................................           212          6,087
                                                                                 --------       --------
          Total current assets.............................................         7,487         36,739

Film library, net of accumulated amortization of $4,823 and $3,428,
 respectively..............................................................         2,967          2,402

Property and equipment, net of accumulated depreciation of $2,095
 and $2,039, respectively..................................................         2,100          3,644
                                                                                 --------       --------
          Total assets.....................................................      $ 12,554       $ 42,785
                                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable...........................................................      $    938       $  2,189
Accrued liabilities........................................................         1,951          2,480
Deferred revenues..........................................................           598            255
Convertible notes payable..................................................           750             --
Current portion of notes payable and line of credit........................         2,136             --
Current portion of capital lease obligations...............................           722            882
                                                                                 --------       --------
                     Total current liabilities.............................         7,095          5,806
Capital lease obligations, less current portion............................           776          1,614
Notes payable, long term...................................................           272             --
                                                                                 --------       --------
                     Total liabilities.....................................         8,143          7,420
                                                                                 --------       --------
Commitments (Notes 7 and 16)
Shareholders' equity:
  Preferred Stock:  1996; $0.001 par value: 6,134,563 shares authorized,
     4,322,666 shares issued and outstanding, 1997; 5,000,000 shares
     authorized, no shares issued and outstanding..........................             5             --
  Common Stock, $0.001 par value:
     Authorized: 10,000,000 shares in 1996, and 50,000,000 in
     1997. Issued and outstanding:  1,701,731 shares in 1996,
     and 11,337,205 shares in 1997.........................................             2             11
Additional paid-in capital.................................................        19,796         61,676
Other shareholders' equity.................................................           223           (539)
Accumulated deficit........................................................       (15,615)       (25,783)
                                                                                 --------       --------
          Total shareholders' equity.......................................         4,411         35,365
                                                                                 --------       --------
          Total liabilities and shareholders' equity.......................      $ 12,554       $ 42,785
                                                                                 ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)



                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
                                                                1995                1996                1997
                                                         ------------------  ------------------  ------------------
Revenues:
  Online...............................................            $   579             $ 2,573            $  6,010
  Television...........................................              9,564               9,801               7,634
                                                                   -------             -------            --------
         Total revenues................................             10,143              12,374              13,644
Costs of revenues:
  Online...............................................              1,078               2,308               3,648
  Television...........................................              8,393               7,000               5,751
                                                                   -------             -------            --------
     Total cost of revenues............................              9,471               9,308               9,399

          Gross profit.................................                672               3,066               4,245
Operating expenses:
  Marketing and sales..................................              2,687               4,373               8,668
  Research and development.............................                626               1,314               1,825
  General and administrative...........................              2,026               2,880               4,184
                                                                   -------             -------            --------
Total operating expenses...............................              5,339               8,567              14,677

  Loss from operations.................................             (4,667)             (5,501)            (10,432)
Interest income (expense), net.........................               (264)                (89)                266
                                                                   -------             -------            --------
  Loss before income taxes.............................             (4,931)             (5,590)            (10,166)
Income tax expense.....................................                 (2)                 (2)                 (2)
                                                                   -------             -------            --------
Net loss...............................................            $(4,933)            $(5,592)           $(10,168)
                                                                   =======             =======            ========

Basic and diluted net loss per share...................             $(4.02)             $(3.43)             $(3.54)
                                                                   =======             =======            ========

Weighted average shares outstanding used in per share
 calculation...........................................              1,228               1,631               2,869
                                                                   -------             -------            --------


SUPPLEMENTAL INFORMATION (UNAUDITED) (NOTE 1)
  Gross bookings.......................................            $ 2,043             $20,263            $ 80,389
                                                                   =======             =======            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (in thousands)

                                              CONVERTIBLE                                                                TOTAL
                                            PREFERRED STOCK      COMMON STOCK   ADDITIONAL   OTHER                    SHAREHOLDERS'
                                          ------------------    --------------    PAID-IN  SHAREHOLDERS' ACCUMULATED    EQUITY
                                             SHARES   AMOUNT    SHARES  AMOUNT    CAPITAL    EQUITY        DEFICIT    (DEFICIT)
                                          ---------  -------    ------  ------  -----------  -------     -----------  ------------
Balance, January 1, 1995                      1,874     $ 2     1,197   $ 1     $ 4,141      $ (81)       $ (5,090)     $ (1,027)
   Issuance of common stock..............                         367               692                                      692
   Repayment of note.....................                                                       77                            77
   Issuance of Series D preferred stock..     1,492       2                       6,158                                    6,160
   Issuance of common stock warrants.....                                                        1                             1
   Issuance of Series D preferred
     stock warrants......................                                                      279                           279
   Net loss..............................                                                                   (4,933)       (4,933)
                                             ------   -----    ------   ---     -------      -----        --------      --------
Balance, December 31, 1995...............     3,366       4     1,564     1      10,991        276         (10,023)        1,249
   Issuance of common stock..............                         138     1         244       (234)                           11
   Repayment of note.....................                                                        8                             8
   Issuance of Series E preferred stock..       956       1                       8,561                                    8,562
   Issuance of common stock warrants.....                                                       11                            11
   Issuance of Series E preferred
    stock warrants.......................                                                      162                           162
   Net loss..............................                                                                   (5,592)       (5,592)
                                             ------   -----    ------   ---     -------      -----        --------      --------
Balance, December 31, 1996...............     4,322       5     1,702     2      19,796        223         (15,615)        4,411
   Issuance of common stock..............                         496             1,065                                    1,065
   Issuance of common stock - IPO........                       2,500     3      24,616                                   24,619
   Exercise of preferred stock warrants..       264                                 501       (504)                           (3)
   Exercise of  Series C preferred
    stock warrants.......................       149                                 406         (4)                          402
   Issuance of Series E preferred stock..     1,563       1                      13,973                                   13,974
   Issuance of warrants..................                                                      118                           118
   Conversion of preferred stock to
    common stock.........................    (6,298)     (6)    6,298     6                                                   --
   Conversion of subordinated debt to
    common stock.........................                         341               749                                      749
   Unearned compensation in connection
    with issuance of stock options (net
    of amortization of $70)..............                                           570       (500)
   Repayment of notes receivable.........                                                      255                           255
   Issuance of notes receivable..........                                                     (127)                         (127)
   Net loss..............................                                                                  (10,168)      (10,168)
                                             ------   -----    ------   ---     -------      -----        --------      --------
Balance, December 31, 1997...............        --   $  --    11,337   $11     $61,676      $(539)       $(25,783)     $ 35,365
                                             ======   =====    ======   ===     =======      =====        ========      ========

 The accompanying notes are an integral part of these consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1995            1996            1997
                                                              --------------  --------------  --------------
Cash flows from operating activities:
  Net loss..................................................        $(4,933)        $(5,592)       $(10,168)
  Adjustments to reconcile net  loss to net cash
     used in operating activities:
     Depreciation and amortization..........................            671             828           1,013
     Amortization of film library...........................          1,724           1,527           1,281
     Loss on disposal of property and equipment.............             --             188              --
     Unearned compensation..................................             --              --              70
     Charges related to issuance of warrants................             --             172             130
     Changes in operating assets and liabilities:
       Accounts receivable..................................            486            (330)           (731)
       Travel inventory.....................................            191             602              --
       Other assets.........................................            215             664          (5,875)
       Accounts payable and accrued liabilities.............         (1,090)            886           1,780
       Deferred revenue.....................................            457            (222)           (343)
                                                                    -------         -------        --------
       Net cash used in operating activities................         (2,279)         (1,277)        (12,843)
                                                                    -------         -------        --------
Cash flows from investing activities:
  Acquisition of property and equipment.....................           (841)           (239)           (776)
  Purchase of marketable securities.........................             --              --            (750)
  Additions to film library.................................         (1,072)           (738)           (716)
                                                                    -------         -------        --------
     Net cash used in investing activities..................         (1,913)           (977)         (2,242)
                                                                    -------         -------        --------
Cash flows from financing activities:
  Proceeds from borrowings on long-term debt................          1,318             100           1,350
  Payment of long-term debt.................................         (2,700)           (718)         (3,350)
  Proceeds from equipment note..............................            543              --              --
  Payments on equipment note................................             --            (135)           (408)
  Payments on obligations under capital leases..............           (596)           (623)           (725)
  Proceeds from repayment of shareholder notes..............             77               8             254
  Proceeds from issuance of convertible bridge loans........             --           1,000              --
  Proceeds from issuance of common stock....................             37              11              72
  Proceeds from issuance of common stock - IPO..............             --              --          24,619
  Proceeds from issuance of preferred stock.................          6,160           7,562          14,487
  Proceeds from stock warrant exercises.....................            279               1             682
                                                                    -------         -------        --------
       Net cash provided by financing activities............          5,118           7,206          36,981
                                                                    -------         -------        --------
       Net increase in cash.................................            926           4,952          21,896
Cash and cash equivalents, beginning of year................            138           1,064           6,016
                                                                    -------         -------        --------
Cash and cash equivalents, end of the year..................        $ 1,064         $ 6,016        $ 27,912
                                                                    =======         =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Preview Travel, Inc. ("Preview Travel" or the "Company") is a leading provider of branded online travel services for leisure and small business travelers. The Company operates its own Web sites (www.previewtravel.com, www.reservations.com and www.vacations.com), the travel service on America Online, Inc. ("AOL") (AOL keyword: previewtravel) and a co-branded travel Web site with Excite, Inc. ("Excite") (City.Net). Through its News Travel Network, Inc. ("NTN"), Preview Travel produces entertainment programming for broadcast and cable television and the in-flight markets.

Reverse Stock Split:

  In November 1997, the Company completed a reincorporation of the Company in Delaware having the effect of a 1:2 reverse stock split. All share and per share information in the accompanying consolidated financial statements and notes thereto have been restated for such stock split.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Preview Travel Online, Inc. and News Travel Network, Inc. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition:

     Online Revenues:

     Commission revenues for air travel, hotel rooms, car rentals and vacation packages, net of allowances for cancellations, are recognized upon confirmation of the reservation. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier, which generally reflects the performance for a prior quarterly period.

     Television Revenues:

     Program license revenues are recognized when all of the following conditions are met: 1) the license period begins, 2) the license fee and the production costs are known, and 3) the program has been accepted by the licensee and is available for telecast.

     Advertising Revenues:

     Advertising revenues are recognized when all the terms of the advertising agreement are met and advertising is shown on various media as designated by the agreement.

Cash and Cash Equivalents:

     The Company invests certain of its excess cash in debt instruments of the U.S. Government, its agencies, and high-quality corporate issuers as well as money market funds. All highly liquid instruments with an original

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
maturity of 90 days or less are considered cash equivalents; those with original maturities greater than 90 days and current maturities less than twelve months from the balance sheet date are considered marketable securities.

Marketable Securities:

  Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

Film Library and Prepaid Production Costs:

     Direct costs of producing travel programs and travel film are capitalized. These costs are amortized on the basis of management's estimate of the program's or film's useful life in generating future revenue. Such estimates are revised periodically, and adjustments, if any, are recorded. Based on the Company's past experience and estimates for future projects, such costs are currently being amortized over a period of five years. Expenditures relating to custom travel programs which have a limited useful life are charged to expense in the same period as revenues are recognized. It is reasonably possible that these estimates of anticipated gross revenues, remaining economic life, or both, could be reduced.

Property and Equipment:

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, typically five years. Any gains or losses on the disposal of property and equipment are recorded in the year of disposition.

Long-lived Assets:

     The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments have been identified to date. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Income Taxes:

     Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Deferred Revenues:

     Deferred revenues primarily represents prepayments by vendors for television or online advertising.

Supplemental Information:

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

     Gross bookings represent the total purchase price of all travel services booked through the Company's online sites. This information does not affect the Company's operating results. Disclosure of gross bookings is not required by generally accepted accounting principles ("GAAP"). Gross bookings are not included in revenues or operating results, and should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounted principles. Management believes that gross bookings provide more consistent comparison between historical periods than do online revenues. In addition, management believes that gross bookings are meaningful because such information and, in particular, year-to-year changes in such information, are a useful measure of market acceptance.

Business Risk and Credit Concentration:

     The Company operates in the online travel services industry, which is new, rapidly evolving and intensely competitive. The Company competes primarily with traditional travel agency reservation methods and online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify its significant commitments to third parties.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments (including money market accounts) and accounts receivable. The Company places its temporary cash investments with two major financial institutions.

     The majority of the Company's customers for travel programs and related productions are located across the United States and are primarily in travel-related industries and television broadcast businesses. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. In 1996 and 1997, revenues from one customer approximated $5.7 million and $2.3 million, respectively, and accounted for approximately 46% and 17% of total Company revenues, respectively, and 33% and 9% of accounts receivable as of December 31, 1996 and 1997, respectively. The majority of contracts with this customer have subsequently been terminated.

     Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying value of the borrowings under the capital lease obligations approximate their fair value.

Recently Issued Accounting Pronouncements:

     In 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information About Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosure About Segments of an Enterprise and Required Information," (which are effective for the year ending December 31, 1998). The Company has not determined the impact of the implementation of the pronouncements effective for the year ending December 31, 1998.

2. OTHER ASSETS:

   Other assets are comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                  --------------------------------------
                                                          1996               1997
                                                    -----------------  -----------------
Prepaid online distribution expense                            $  --              $5,533
Other                                                             212                554
                                                                -----             ------
                                                                $ 212             $6,087
                                                                =====             ======

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

3.   PROPERTY AND EQUIPMENT:

     Property and equipment are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                  ---------------------------------------
                                                           1996                1997
                                                    ------------------  ------------------
Furniture and fixtures............................            $   311             $   661
Production equipment..............................              1,782               2,255
Leasehold improvements............................                275                 497
Computer equipment................................              1,827               2,270
                                                              -------             -------
                                                                4,195               5,683
Less accumulated depreciation and amortization....             (2,095)             (2,039)
                                                              -------             -------
Property and equipment, net.......................            $ 2,100             $ 3,644
                                                              =======             =======

     Equipment under capital leases included in property and equipment amounted to $1,264,000 (net of $1,104,000 accumulated amortization) and $2,328,000 (net of $1,143,000 accumulated amortization) at December 31, 1996 and 1997, respectively.

4.  ACCRUED LIABILITIES:

    Accrued liabilities are comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                    ------------------------------------
                                                          1996               1997
                                                    -----------------  -----------------
Accrued rent expense                                           $  350             $  394
Accrued employee compensation                                     605              1,024
Accrued sales commissions                                         115                175
Accrued trade payables                                            390                557
Commission revenue share                                          173                 56
Other                                                             318                274
                                                               ------             ------
                                                               $1,951             $2,480
                                                               ======             ======

5.    INCOME TAXES:

      For the years ended December 31, 1996 and 1997, the provision for income taxes comprised minimum state tax expense.

     Deferred tax assets (liabilities) as of December 31, 1996 and 1997 comprise the following (in thousands):

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                                                             DECEMBER 31,
                                               ----------------------------------------
                                                      1996                 1997
                                               -------------------  -------------------
 Film Library................................             $  (264)            $   (149)
 Property and Equipment......................                  86                  373
 Other.......................................                  55                  105
 Warrants....................................                 179                   27
 Deferred Rent...............................                 140                  157
 Net Operating Loss carryforwards............               5,382               11,502
                                                          -------             --------
                                                            5,578               12,015
 Less valuation allowance....................              (5,578)             (12,015)
                                                          -------             --------
                                                               --                   --
                                                          =======             ========

     Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets. The valuation allowance has increased by $2,130,000 and $6,437,000 during 1996 and 1997, respectively.

     The difference between the statutory rate of approximately 37% (34% federal and 3% state, net of federal benefits) and the tax benefit of zero recorded by the Company is primarily due to the Company's full valuation allowance against its net deferred tax assets.

     At December 31, 1997, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $31,156,000 and $15,587,000, respectively. These carryforwards expire from 2002 to 2012. Due to changes in the Company's ownership in 1996 and 1997, future utilization of these net operating loss carryforwards will be subject to certain limitations on annual utilization as defined by the Tax Reform Act of 1986.

6.   NOTES PAYABLE AND LINE OF CREDIT:

     Notes payable and line of credit consist of (in thousands):

                                                                              DECEMBER 31,
                                                                     ------------------------------
                                                                          1996            1997
                                                                     --------------  --------------
Line of credit (1)                                                       $     --        $       --
Subordinated convertible shareholder notes payable (2).............            750               --
Subordinated notes payable (3).....................................          2,000               --
Bank equipment note (4)............................................            407               --
                                                                           -------   --------------
                                                                           $ 3,157       $       --

Less current portion...............................................         (2,885)              --
                                                                           -------   --------------
                                                                           $   272       $       --
                                                                           =======   ==============

_________________________________
(1) The Company has a bank line of credit collateralized by accounts receivable, equipment and inventories. The line requires monthly payments of interest only at prime plus 1.5% (9.75% and 8.50% at December 31, 1996 and 1997, respectively, and any unpaid principal and interest will be due on May 5, 1998. The line has a maximum amount available of $2,000,000 and limits borrowing to 80% of qualified receivables (as defined). The bank credit agreement requires the Company's compliance with certain financial covenants related to tangible net worth and quarterly profitability and disallows the payment of dividends without prior approval from the bank. As of December 31, 1996 and 1997, the Company was in compliance with these financial covenants.
(2) In November 1997 the notes to shareholders were converted into 340,909 shares of common stock at a rate of one share per $2.20 of principal amount of such notes with the closing of the Company's initial public

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
    offering. The notes bore interest at the rate of 8% per annum payable semi-annually on June 30 and December 31, starting June 30, 1995.
(3) Subordinated notes payable to various shareholders, trusts and partnerships at December 31, 1996 required semiannual interest payments at a rate of 8% per annum beginning July 14, 1993. The entire principal and remaining interest due on the notes was paid on March 1, 1997. The notes were collateralized by all Company assets excluding equipment. The notes were
    subordinated to the bank line of credit and bank   equipment note, capital
    lease obligations and the debt described in (2) above, in an amount not to exceed $5,000,000.
(4) The bank equipment note was payable in equal monthly payments of $11,300 plus interest at 2% over bank's prime rate (8.25% and 8.50% at December 31, 1996 and 1997, respectively) through December 1999. The note was paid in full October 1997.

7.  COMMITMENTS AND CONTINGENCIES:

    The Company leases its office space under a non-cancelable operating lease expiring in 2001. Certain operating expenses and property taxes related to the leased office space are paid by the Company. The Company also leases certain production and office equipment and computers under capital leases expiring through 2001.

     Future minimum annual lease payments for both operating and capital leases are as follows:

12 months ending December 31:                                           OPERATING           CAPITAL
                                                                    -----------------  -----------------
1998..............................................................             $  473             $1,107
1999..............................................................                536                969
2000..............................................................                580                645
2001..............................................................                300                181
                                                                               ------             ------
Total minimum lease payments......................................             $1,889              2,902
                                                                               ======

Less amounts representing interest................................                                   406
                                                                                                  ------
Present value of minimum lease payments...........................                                $2,496
                                                                                                  ======

     Total rent expense for office space was $479,000 and $457,000 for the years ended December 31, 1996 and 1997, respectively.

     In September 1997 the Company entered into agreements with AOL, a related party, and Excite, Inc. ("Excite") under which these companies are obligated to deliver minimum numbers of annual page views to the Company through the online areas featuring the Company's travel services. In connection with those services, the Company is obligated to make aggregate payments to AOL and Excite totaling $8.5 million in 1997, $4.1 million in 1998, $10.9 million in 1999, $12.4 million in each of 2000 and 2001 and $7.7 million in 2002. The Company is also obligated to pay a percentage of commissions earned by the Company in excess of certain thresholds and, to retain the right to be the primary provider of travel services on AOL, must achieve specified levels of annual travel service bookings.

     In November 1997 the Company entered into an agreement with Fodor's Travel Publications ("Fodor's") to license content from Fodor's guidebooks and to promote the Company's online travel services. The Company is obligated to pay Fodor's a total of $675,000 over the five year term of the agreement.

8.  PREFERRED STOCK:

     In November 1997 all 6,033,686 shares of Series A, B, C, D and E preferred stock were converted on a one to one basis into common stock of the Company.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

     In November 1997 the shareholders of the Company approved an amendment to the Company's certificate of incorporation, authorizing 5,000,000 shares of undesignated preferred stock of which the Board of Directors has the authority to issue and to determine the rights, preferences and privileges.

9.  STOCK WARRANTS:

     At December 31, 1997, warrants to purchase 31,666 shares of common stock of the Company were outstanding at an aggregate exercise price of $188,994, expiring in November 2002 and in December 2005.

10.  OTHER SHAREHOLDERS' EQUITY:

     Other shareholders' equity comprise the following (in thousands):

                                                   DECEMBER 31,
                                           ----------------------------
                                               1996           1997
                                           -------------  -------------
Unearned compensation....................        $   --          $(500)
Shareholder notes receivable.............          (234)          (106)
Stock warrants...........................           457             67
                                                  -----          -----
                                                  $ 223          $(539)
                                                  =====          =====

     Shareholder notes receivable represent the amounts due from shareholders in exchange for the issuance of common stock together with accrued interest. The notes bear interest at rates from 6%-8% and are due five years from the date of issuance, but may be repaid earlier. The receivables are collateralized by a pledge of a portion of the underlying common stock issued.

11.  STOCK OPTION PLAN:

     In 1988, the shareholders of the Company approved the 1988 Stock Option Plan (the "1988 Plan"), which, as amended, authorized 1,681,750 shares of the Company's common stock as available for the granting of options. Under the 1988 Plan, the Board of Directors may grant options for common stock to employees, directors, and consultants either as incentive stock options or nonstatutory options. Options granted as incentive stock options are at an exercise price not lower than the fair market value of the stock at the date the options are granted. Nonstatutory options are issued at between 85% and 100% of fair market value. Options granted generally become exercisable over four years.

     In November 1997, the shareholders of the Company approved the 1997 Stock Option Plan (the "1997 Plan"), which authorized an additional 1,500,000 shares of the Company's common stock as available for the granting of options with terms and conditions substantially similar to those of the 1988 Plan.

     In November 1997, the shareholders of the Company approved the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan"), which authorized an additional 250,000 shares of the Company's common stock as available for the granting of options. Options granted under the 1997 Directors' Plan are nonstatutory options and will be issued at 100% of fair market value at the time of grant. Options granted become exercisable over four years. The 1997 Directors' Plan calls for an initial grant of shares for each new non-employee member of the Board of Directors in addition to an automatic annual grant thereafter.

     At December 31, 1996 and 1997, 1,306,750 and 2,382,330 shares of common stock, respectively, were reserved for the exercise of stock options.

     The following table summarizes activity under the Company's stock option plans for the years ended December 31, 1995, 1996 and 1997:

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                                                 NUMBER                                                         WEIGHTED
                                               OF SHARES         OPTION PRICE PER      AGGREGATE PRICE           AVERAGE
                                              (THOUSANDS)              SHARE             (THOUSANDS)         EXERCISE PRICE
                                           ---------------     -------------------   -----------------     -----------------
Options outstanding at
January 1, 1995........................                196          $0.50 - $ 2.20              $  242                 $1.22
                     Granted...........                586          $2.20                        1,290                  2.20
                     Exercised.........                (70)         $0.50 - $ 2.20                 (37)                 0.54
                     Terminated........                (35)         $0.50 - $ 2.20                 (73)                 2.04
                                           ---------------     -------------------   -----------------     -----------------
Options outstanding at
December 31, 1995......................                677          $0.50 - $ 2.20               1,422                  2.10
                     Granted...........                277          $2.20 - $ 2.60                 701                  2.52
                     Exercised.........               (137)         $0.50 - $ 2.20                (246)                 1.78
                     Terminated........                (82)         $0.50 - $ 2.60                (211)                 2.56
                                           ---------------     -------------------   -----------------     -----------------
Options outstanding at
December 31, 1996......................                735          $1.20 - $ 2.60               1,666                  2.28
                     Granted...........                658          $2.60 - $ 9.94               3,978                  6.05
                     Exercised.........                (65)         $1.20 - $ 2.60                (140)                 2.15
                     Terminated........                (27)         $1.20 - $ 2.60                 (64)                 2.37
                                           ---------------     -------------------   -----------------     -----------------
Options outstanding at
December 31, 1997......................              1,301          $2.00 - $ 9.94              $5,440                 $4.18
                                           ===============     ===================   =================     =================

     At December 31, 1997, options to purchase 465,504 shares of common stock were exercisable. At December 31, 1996 and 1997, 212,698 shares and 706,620 shares, respectively, remain available for issuance.

     The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                                          OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                     ------------------------------------------------------------    -------------------------------------------
                                             WEIGHTED AVERAGE
                            NUMBER               REMAINING            WEIGHTED          NUMBER EXERCISABLE          WEIGHTED
                        OUTSTANDING AT       CONTRACTUAL LIFE          AVERAGE             AT 12/31/97               AVERAGE
     RANGE OF              12/31/97               (YEARS)             EXERCISE             (THOUSANDS)              EXERCISE
 EXERCISE PRICES         (THOUSANDS)                                    PRICE                                         PRICE
 ------------------   -----------------     -------------------    ---------------    ---------------------     -----------------
$  2.00  -  $ 2.40                 368                    7.46              $2.24                      244                 $2.22
$  2.42  -  $ 2.60                 495                    8.30              $2.53                      222                 $2.45
$  6.50  -  $ 9.94                 438                    9.76              $7.77                       --                    --
                                 -----                                                                 ---
                                 1,301                                                                 466
                                 =====                                                                 ===

     The following information concerning the Company's stock option plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

     The fair value of each option grant has been estimated on the date of grant using the minimum value method for all years ended prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method in 1996 and the Black-Scholes option pricing model in 1997 with the following weighted average assumptions used for grants in 1996 and 1997:

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                                                      DECEMBER 31,
                                           ------------------------------
                                                1996            1997
                                           --------------  --------------
Risk-free interest rate..................           6.15%           7.00%
Expected volatility......................              0%             50%
Expected life............................         5 years         5 years
Dividends                                              0               0

     The weighted average fair value per option granted in 1996 and 1997 was $0.64 and $4.46, respectively.

     The following pro forma net loss and loss per share information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands except per share data):

                                                    December 31,
                                           ------------------------------
                                                1996            1997
                                           --------------  --------------
Net loss:
As reported..............................        $(5,592)       $(10,168)
Pro forma................................        $(5,732)       $(10,901)

Basic and diluted net loss per share:
As reported..............................        $ (3.43)       $  (3.54)
Pro forma................................        $ (3.51)       $  (3.80)

     These pro forma amounts may not be representative of the effects on reported net income (loss) for future years as options vest over several years and additional awards are generally made each year.

     In connection with the completion in November 1997 of the Company's initial public offering, certain options granted in 1997 have been considered to be compensatory. Compensation associated with such options as of December 31, 1997 amounted to $570,000. Of that amount, $70,000 has been charged to operations in the year ended December 31, 1997 and $500,000 will be charged to operations over the remaining period to 2001.

     In November 1997, the stockholders of the Company approved the 1997 Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the two-year offering period or the end of each of the six-month purchase periods.

12.  EMPLOYEE BENEFIT PLAN:

     The Company sponsors a defined contribution 401(k) plan which covers substantially all employees. Employer contributions are made at the discretion of the Company. The Company made no contributions to the plan during 1995, 1996 or 1997.

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     During the years ended December 31, 1996 and 1997, the Company made cash payments for interest of approximately $260,000 and $168,000, respectively, and state franchise taxes of $2,400 for both years.

     The following noncash investing and financing transactions occurred during the years ended December 31, 1996 and 1997 (in thousands):

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                                                                             1996             1997
                                                                        ---------------  ---------------

Property and equipment obtained through capital leases................           $1,039           $1,721
                                                                                 ======           ======

Common stock issued for notes and interest receivable.................           $  234           $  128
                                                                                 ======           ======

Common stock issued for services......................................           $  --            $   46
                                                                                 ======           ======

Series E preferred stock issued upon conversion
of bridge loans.......................................................           $1,000           $   --
                                                                                 ======           ======

Common stock issued upon conversion of notes payable..................           $  --            $  750
                                                                                 ======           ======

Unearned compensation in connection
with the issuance of stock options....................................           $  --            $  570
                                                                                 ======           ======

14.  RELATED PARTY TRANSACTION:

     During the years ended December 31, 1996 and 1997, the Company recorded $2,143,000 and $3,595,000, respectively, of online revenues pursuant to an agreement with America Online, Inc. (AOL), a shareholder of the Company. The Company also recorded marketing expenses of $108,000 and $2,631,000 for services in connection with the agreement during 1996 and 1997, respectively.

15. EARNINGS PER SHARE (EPS) DISCLOSURES:

    In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                          YEAR ENDED DECEMBER 31,
                                                        ----------------------------
                                                          1995      1996      1997
                                                        --------  --------  --------
Numerator - Basic and Diluted EPS
   Net loss                                             $(4,933)  $(5,592)  $(10,168)
                                                        =======   =======   ========

Denominator - Basic and Diluted EPS
   Weighted average common stock outstanding              1,228     1,631      2,869
                                                        =======   =======   ========

Basic and diluted earnings per share                    $ (4.02)  $ (3.43)  $  (3.54)
                                                        =======   =======   ========

16.  SUBSEQUENT EVENTS (UNAUDITED):

     In March 1998, the Company entered into an agreement with a search engine provider for distribution and promotion of the Company's online travel services. Over the two-year term of the agreement, the Company is obligated to make minimum payments totaling $4.25 million, as well as well as a portion of commissions earned by the Company under the agreement in excess of certain thresholds.