Form 10-Q
period 1998-03-31
PREVIEW TRAVEL INC
filed 1998-05-15
CIK 1047121

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998            COMMISSION FILE NUMBER 000-23177

================================================================================
                             PREVIEW TRAVEL, INC.

             DELAWARE                                   94-2965892
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                   747 FRONT STREET, SAN FRANCISCO, CA 94111

                                (415) 439-1200

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]   No [_]

     As of March 31, 1998, there were 11,362,927 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

               Condensed consolidated balance sheets at December 31, 1997
               and March 31, 1998                                              3

               Condensed consolidated statements of operations for the
               three months ended March 31, 1997 and 1998                      4

               Condensed consolidated statements of cash flows for the
               three months ended March 31, 1997 and 1998                      5

               Notes to condensed consolidated financial statements            6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.                                      8

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.                                             29

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                     29

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                               29

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.           29

     ITEM 5.   OTHER INFORMATION.                                             29

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                              29

SIGNATURES                                                                    30

PART I.   FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS.


                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                  DECEMBER 31,                  MARCH 31,
                                                                     1997                         1998
                                                                     ----                         ----
                                                                                              (unaudited)
                    ASSETS
Cash and cash equivalents..........................                $ 27,912                     $ 12,477
Marketable securities..............................                     750                       11,407
Accounts receivable, net...........................                   1,990                        2,700
Other assets.......................................                   6,087                        5,878
                                                                   --------                     --------
  Total current assets.............................                  36,739                       32,462
Film library, net..................................                   2,402                        2,291
Property and equipment, net........................                   3,644                        3,651
                                                                   --------                     --------
  Total assets.....................................                $ 42,785                     $ 38,404
                                                                   ========                     ========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...................................                $  2,189                     $  1,127
Accrued liabilities................................                   2,480                        3,381
Deferred revenues..................................                     255                          227
Current portion of capital lease obligations.......                     882                        1,110
                                                                   --------                     --------
  Total current liabilities........................                   5,806                        5,845
Capital lease obligations, less current portion....                   1,614                        1,858
                                                                   --------                     --------
  Total liabilities................................                   7,420                        7,703
                                                                   --------                     --------

Stockholders' equity:
  Common stock.....................................                      11                            11
  Additional paid-in capital.......................                  61,676                        61,700
  Other stockholders' equity.......................                    (539)                         (539)
  Accumulated deficit..............................                 (25,783)                      (30,471)
                                                                   --------                      --------
  Total stockholders' equity.......................                  35,365                        30,701
                                                                   --------                      --------
Total liabilities and stockholders' equity.........                $ 42,785                      $ 38,404
                                                                   ========                      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                               --------------------------------------------
                                                                        1997                     1998
                                                                        ----                     ----
Revenues:
  Online.................................................              $ 1,496                  $ 2,332
  Television.............................................                2,023                    1,683
                                                                       -------                  -------
       Total revenues....................................                3,519                    4,015

Cost of revenues:
  Online.................................................                  910                    1,201
  Television.............................................                1,386                    1,242
                                                                       -------                  -------
       Total cost of revenues............................                2,296                    2,443

Gross profit.............................................                1,223                    1,572

Operating expenses:
  Marketing and sales....................................                1,335                    4,393
  Research and development...............................                  405                      738
  General and administrative.............................                1,009                    1,400
                                                                       -------                  -------
       Total operating expenses..........................                2,749                    6,531

  Loss from operations...................................               (1,526)                  (4,959)
Interest income (expense), net...........................                   21                      278
                                                                       -------                  -------
  Loss before income taxes...............................               (1,505)                  (4,681)
Income tax expense.......................................                   --                       (7)
                                                                       -------                  -------
Net loss.................................................              $(1,505)                 $(4,688)
                                                                       =======                  =======

Basic and diluted net loss per share.....................              $ (0.88)                 $ (0.41)
                                                                       =======                  =======
Weighted average shares outstanding
  used in per share calculations.........................                1,702                   11,353

SUPPLEMENTAL INFORMATION (UNAUDITED)
Gross bookings                                                         $14,117                  $35,890
                                                                       =======                  =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                    -------------------------------------------
                                                                         1997                    1998
                                                                         ----                    ----
Cash flows from operating activities:
 Net loss......................................................          $(1,505)             $ (4,688)
 Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization............................              214                   384
      Amortization of film library.............................              321                   274
      Unearned compensation....................................               --                    36
      Changes in operating assets and liabilities..............             (314)                 (140)
                                                                         -------              --------
          Net cash used in operating activities................           (1,284)               (4,134)
                                                                         -------              --------

Cash flows from investing activities:
 Acquisition of property and equipment.........................             (136)                 (201)
 Purchase of marketable securities.............................               --               (10,657)
 Additions to film library.....................................             (155)                 (163)
                                                                         -------              --------
      Net cash used in investing activities....................             (291)              (11,021)
                                                                         -------              --------

Cash flows from financing activities:
 Payment of long-term debt.....................................           (2,000)                   --
 Payments on equipment note....................................              (34)                   --
 Payments on obligations under capital leases..................              (86)                 (268)
 Proceeds from issuance of common stock........................              309                    27
 Proceeds from issuance of common stock-IPO, net...............               --                   (39)
 Proceeds from issuance of preferred stock.....................               85                    --
                                                                         -------              --------
      Net cash used by financing activities....................           (1,726)                 (280)
                                                                         -------              --------
          Net decrease in cash.................................           (3,301)              (15,435)
Cash and cash equivalents at beginning of period...............            6,016                27,912
                                                                         -------              --------

Cash and cash equivalents at end of the period.................          $ 2,715              $ 12,477
                                                                         =======              ========

Supplemental Schedule of Noncash Transactions:
 Property and equipment obtained through capital leases........          $   339              $    190
                                                                         =======              ========

 Common stock issued for notes and interest receivable.........          $     5              $     36
                                                                         =======              ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     Preview Travel, Inc. (the "Company") is a leading provider of branded online travel services for leisure and small business travelers. The Company operates its own Web sites (www.previewtravel.com, www.reservations.com and www.vacations.com), the primary travel service on America Online, Inc. ("AOL") (AOL keyword: previewtravel) and co-branded travel Web sites with Excite, Inc. (City.Net) and with Lycos, Inc. Through its News Travel Network, Inc. subsidiary, the Company produces entertainment programming for broadcast and cable television and the in-flight markets. In addition to its reservation and ticketing service, the Company offers vacation packages, discount and promotional fares, travel news and destination content, including content licensed from Fodor's Travel Publications, Inc. Preview Travel, Inc. (formerly Preview Media, Inc.) was incorporated in California in March 1985 and was reincorporated in Delaware in November 1997.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income, which are excluded from net income, are not significant individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosure About Segments of an Enterprise and Required Information," which is effective for the year ending December 31, 1998. The Company is considering additional disclosures, if any, which will be required by this pronouncement.

NOTE 3 - COMMITMENTS

     In September 1997, the Company entered into agreements with AOL, a related party, and Excite, Inc. ("Excite") under which these companies are obligated to deliver minimum numbers of annual page views to the Company through the online areas featuring the Company's travel services. In connection with those services, the Company made aggregate payments to AOL and Excite totaling $8.5 million in 1997, and is obligated to make aggregate payments to AOL and Excite totaling $4.1 million in 1998, $10.9 million in 1999, $12.4 million in 2000 and 2001 and $7.7 million in 2002. The Company is also obligated to pay a percentage of commissions earned by the Company in excess of certain thresholds. To retain the right to be the primary provider of travel services on AOL, the Company must achieve specified levels of annual travel service bookings.

     In March 1998, the Company entered into an agreement with Lycos, a search engine provider, for distribution and promotion of the Company's online travel services. Over the two-year term of the agreement, the Company is obligated to pay minimum amounts totaling $4.25 million, as well as a portion of commissions earned by the Company in excess of certain thresholds under the agreement. In addition, the Company has committed to purchase approximately $500,000 in advertising on Lycos' sites, which the Company may resell to third parties.

NOTE 4 - NET INCOME (LOSS) PER SHARE

     In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
                                                                        (unaudited)
                                                               1997                     1998
                                                               ----                     ----
Numerator--Basic and diluted EPS
Net loss                                                    $(1,505)                 $(4,688)
                                                            =======                  =======
Denominator--Basic and diluted EPS
Weighted average common stock outstanding                     1,702                   11,353
                                                            =======                  =======
Basic and diluted earnings per share                        $(0 .88)                 $(0 .41)
                                                            =======                  =======

NOTE 5 - SUBSEQUENT EVENT

     In May 1998, the Company completed a secondary offering of 3,519,000 shares of common stock to the public at a price of $28.50 per share. Of these shares, 1,959,000 shares were sold by the Company and the remaining 1,560,000 shares were sold by certain selling stockholders. The Company received approximately $52.5 million in cash, net of the underwriting discount and offering expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW

        Preview Travel is a leading provider of branded online travel services for leisure and small business travelers. Since its inception in 1985, the Company has operated as a producer of travel-related programming for broadcast television stations and cable networks around the world. In 1994, the Company began offering travel services by developing television programs ("infomercials") designed to generate interest in vacation packages offered by the Company. The Company sold these vacation packages directly to consumers by telephone. At the time, the commercial online services industry was beginning to develop as a new medium to entertain, inform and transact with consumers. In response to strong interest in travel from its television audience and in recognition of new opportunities presented by the online market, the Company adopted a new business model to address this demand in a more cost-effective manner. Consequently, the Company shifted its business focus and resources from infomercials to online travel services. The Company launched its online service on AOL in January 1995 and on the Web in December 1995, providing users with access to travel information and the ability to book travel services by telephone. In May 1996, the Company launched its online airline reservation service and, in the first half of 1997, enhanced its online reservation service to include hotels and car rentals. In April 1997, the Company launched its co-branded Web site for Excite's Travel Channel (City.Net). In the third quarter of 1997, the Company expanded and extended its relationships with Excite and AOL, respectively, by entering into new five-year distribution agreements. In February 1998, the Company launched its Destinations Guides feature created with content licensed from Fodor's. In March 1998, the Company entered into an agreement with Lycos, under which the Company serves as the exclusive multiservice provider of travel reservation services for Lycos' Travel Web Guide and Travel Network.

        Overview of Television Operations. From inception through 1994, the Company derived all of its revenues from its television operations. In 1995, 1996, 1997 and the three months ended March 31, 1998, the Company's television operations accounted for approximately 94%, 79%, 56% and 42% of the Company's total revenues, respectively. Television revenues are derived primarily from fees associated with sales of advertising time and the licensing of travel-related news and entertainment programming. Program license revenues are recognized when all of the following conditions are met: (i) the license period begins, (ii) the license fee and the production costs are known and (iii) the program has been accepted by the licensee and is available for telecast. Advertising revenues are recognized when all the terms of the advertising agreement are met, and advertising is shown on various media as designated by the agreement.

        The Company produces travel-related news inserts and news and entertainment programs that are syndicated in exchange for either cash or commercial advertising time. The Company also syndicates third party news inserts. The local commercial advertising time earned for providing these programs is aggregated and sold to advertisers seeking to reach a national audience. To fulfill such advertisers' requirements to reach a national audience, the Company from time to time purchases commercial advertising time for resale in selected markets. In addition, the Company produces in-flight programs, primarily for Northwest Airlines. In 1996, the Company discontinued its practice of exchanging commercial advertising time on its news and entertainment programming for travel services such as airline tickets, hotel rooms and car rentals ("travel inventory"). During the year ended December 31, 1996, the Company significantly reduced its travel inventory and wrote off the remaining balance of unused travel inventory.

        In 1995 and 1996, advertising revenue from MCI comprised 49% and 58%, respectively, of the Company's total television revenues. Commencing in the first quarter of 1997, MCI began to phase out its sponsorship of the Company's television programming, which phase-out was completed in the quarter ended September 30, 1997. MCI continues to advertise in the Company's in-flight programming. Revenues attributable to MCI comprised 30% and 7% of the Company's total television revenues for the year ended December 31, 1997 and the three months ended March 31, 1998, respectively. Because the Company does not expect to receive any additional revenues from MCI for television sponsorships, the Company expects revenues attributable to MCI in 1998 to decrease significantly from that in 1997. The Company currently anticipates that Best Buy Co., Inc. ("Best Buy") will account for an increasing percentage of the Company's television advertising revenues in future periods. Revenues attributable to Best Buy, which began advertising with the Company in March 1998, comprised 9% of the Company's total television revenues for the three months ended March 31, 1998. As is common in the television industry, the Company does not have a long-term contract or arrangement with Best Buy that guarantees advertising revenues from Best Buy. As a result, if advertising revenues from Best Buy do not materialize to the extent anticipated by the Company or if such advertising revenues materialize and Best Buy then phases out its sponsorship of the Company's television programming, overall revenues from the Company's television operations would be materially and adversely affected, which could adversely affect the Company's business operating results and financial condition. See "Risk Factors--Risks Associated with Advertising Revenues" and "--Risks Associated with Television Operations."

        Although the Company's television operations have had positive operating cash flow in the past, the Company experienced negative operating cash flow from television operations in 1997 and in the first three months of 1998 and expects to experience negative operating cash flow from television operations for the foreseeable future. As a result of the amortization of the Company's film library as well as depreciation and other factors, the Company's television operations incurred a net operating loss in 1997 and in the first three months of 1998 and the Company anticipates that its television operations will continue to incur net operating losses for the foreseeable future. As a result of these losses and the Company's anticipated increase in operating expenses primarily for its online operations, the Company believes that its future success depends on its ability to maintain its current level of television revenues and to significantly increase revenues from its online operations, for which it has a limited operating history. See "Risk Factors--Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit," "-- Anticipated Losses and Negative Cash Flow," "--Dependence on the Travel Industry," "--Uncertain Acceptance of the Preview Travel Brand; Dependence on Increased Bookings," "-- Dependence on Continued Growth of Online Commerce," "-- Risks Associated with Advertising Revenues," "--Management of Potential Growth," "--Risks Associated with Television Operations" and "--Risks Associated with International Expansion."

        Overview of Online Operations. The Company's online revenues are predominantly comprised of commissions paid by airlines, hotels, rental car agencies, cruise lines and vacation packagers (collectively, "travel suppliers") for travel services booked through the Company, segment fees received from GDS suppliers and the sale of advertisements on the Company's online sites. In addition, certain travel suppliers pay performance-based compensation known as "override commissions." Commission revenues for air travel, hotel rooms, car rentals and vacation packages, net of allowances for cancellations, are recognized upon the confirmation of the reservation. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier, which generally reflects the performance for a prior quarterly period.

        The Company commenced its online airline reservation service in May 1996 and enhanced the service to include hotels and car rentals in the first half of 1997. The Company's online travel services have experienced substantial growth since the Company first enabled customers to book travel services online in May 1996. Gross bookings of travel services online increased from approximately $2.8 million in the second quarter of 1996 to $35.9 million in the first quarter of 1998, which resulted in online revenues of approximately $424,000 and $2.3 million, respectively, for the corresponding periods. The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. During the quarter ended June 30, 1997, the commissions paid by most of the major airlines for online reservations was changed from a typical base rate of approximately 8% to approximately 5% (excluding overrides). In addition, in a continuation of this trend, in the first half of 1998, one major airline reduced its fixed rate commission structure for online roundtrip ticket sales to ten dollars and a second major airline further reduced its cap (the maximum amount of commissions paid per ticket) on per-roundtrip ticket commissions payable for online ticket sales to ten dollars. These reductions were followed by similar reductions made by other smaller airlines. The Company expects that its weighted average commission on online transaction revenue will decline as a result of these reductions. In addition, during the first quarter of 1998, a major hotel chain eliminated commissions paid to the Company and other online travel service providers for online bookings. There can be no assurance that other hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors--Reliance on Travel Suppliers; Potential Adverse Changes in Commission Payments."

        Travel services sold through AOL accounted for 77%, 67%, 62% and 52% of the Company's online revenues for the three months ended June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998, respectively. Travel services sold through Excite accounted for 8%, 13%, 15% and 16% of the Company's online revenues for the three months ended June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services, and the Lycos agreement is expected to represent a significant distribution channel in the future. Any termination of any or all of the Company's agreements with AOL, Excite or Lycos would likely have a material adverse effect on the Company's business, operating results and financial condition. Since launching its online operations, the Company's cost of revenues and operating expenses have grown substantially and are expected to continue to grow substantially in absolute dollars for the foreseeable future. In particular, the Company's new agreements with AOL, Excite and Lycos require minimum aggregate payments of approximately $60.3 million during the terms of such agreements in exchange for their providing distribution, marketing and other services. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL, Excite and Lycos. Further, there can be no assurance that the Company will satisfy the minimum levels of travel services bookings, or provide satisfactory content on the specified time schedule, required to maintain the AOL and Excite agreements. Failure to do either of the foregoing would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors--Reliance on Distribution Agreements with America Online, Excite and Lycos" and "--Risk of Termination of Distribution Agreement with America Online."

        Gross Margins. Gross margins may be impacted by a number of different factors, including the mix of television revenues versus online revenues, the mix of online commission revenues versus online advertising revenues, the mix of travel services sold, the mix of revenues from AOL, Excite, Lycos and the Company's Web site, the mix of airline ticket commissions (which vary from airline to airline) and the amount of override commissions. The Company typically realizes higher gross margins on advertising revenues than commission revenues, higher commissions on vacation packages than hotel rooms and car rentals, higher commissions on hotel rooms and car rentals than airline tickets, higher gross margins on advertising revenues from its own Web site than through AOL, Excite or Lycos, higher commissions from certain airlines than others, and higher gross margins in periods of higher overrides. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods. See "Risk Factors-- Unpredictability of Future Revenues; Fluctuations in Quarterly Results."

        Anticipated Losses. The Company has incurred significant operating losses and, as of March 31, 1998, had an accumulated deficit of $30.5 million. The Company believes that its success will to a large part depend on its ability to greatly increase sales volume to realize economies of scale. The Company expects to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future, and the rate at which such losses will be incurred is expected to increase significantly from current levels, resulting in corresponding decreases in working capital, total assets and stockholders' equity. In particular, the Company's operating expenses are expected to increase substantially in 1998 as compared to 1997, primarily due to commencement of the Company's payment obligations to AOL, Excite, Lycos and Fodor's and promotional and marketing expenses for the Company's online travel services, resulting in corresponding increases in operating losses and decreases in working capital, total assets and stockholders' equity. See "Risk Factors--Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit" and "--Anticipated Losses and Negative Cash Flow."

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's condensed consolidated statement of operations to total revenues, except as indicated:

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                            --------------------------------
Revenues                                                         1997               1998
                                                                 ----               ----
                                                                       (unaudited)
  Online                                                         42.5%               58.1%
  Television                                                     57.5                41.9
                                                            ------------   -----------------
     Total revenues                                             100.0               100.0
Cost of revenues
  Online                                                         25.9                29.9
  Television                                                     39.4                30.9
                                                            ------------   -----------------
     Total cost of revenues                                      65.3                60.8
     Gross profit                                                34.7                39.2
Operating expenses:
  Marketing and sales                                            37.9               109.4
  Research and development                                       11.5                18.4
  General and administrative                                     28.7                34.9
                                                            ------------   -----------------
    Total operating expenses                                     78.1               162.7
                                                            ------------   -----------------

Loss from operations                                            (43.4)             (123.5)
Interest income (expense), net                                    0.6                 6.9
                                                            ------------   -----------------
Loss before income taxes                                        (42.8)             (116.6)
Income taxes                                                        -                 0.2
                                                            ------------   -----------------
Net loss                                                        (42.8)%            (116.8)%
                                                            ============   =================

AS A PERCENTAGE OF RELATED REVENUES:
Cost of online revenues                                          60.8%               51.5%
Cost of television revenues                                      68.5%               73.8%

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1998

 Revenues

     Online Revenues. Online revenues increased from approximately $1.5 million in the first three months of 1997 to $2.3 million in the first three months of 1998 due primarily to an increase in the Company's customer base and an increase in paid advertising on the Company's Web site, partially offset by lower commissions paid to online travel services by certain airlines. As a result of the recent reductions in commissions paid on online sales of round trip tickets by certain airlines, the Company anticipates that the average commissions paid to the Company for airline tickets will decline in future periods. Online advertising revenues increased from $92,000 in the first three months of 1997 to $284,000 in the first three months of 1998. Gross bookings increased from $14.1 million in the first three months of 1997 to $35.9 million in the first three months of 1998 as a result of the expansion of the Company's travel service offerings, strategic relationships and customer base, as well as repeat purchases by existing customers. Visits to the Company's online areas increased from 3.8 million in the first quarter of 1997 to 18.9 million in the first quarter of 1998. During the three months ended March 31, 1998, the percentage of online revenues derived from airline commissions, nonairline commissions and the sale of advertising on the Company's online sites was 67%, 21% and 12%, respectively, as compared to 80%, 4% and 6%, respectively, during the three months ended March 31, 1997. In addition, during the three months ended March 31, 1997, 10% of online revenues were derived from fees paid by AOL to the Company for AOL connect time. The Company's database of customer profiles grew from approximately 1.2 million profiles as of March 31, 1997 to over 3.4 million profiles as of March 31, 1998.

     In 1996, the Company marketed its travel services primarily through AOL. During 1997, the Company expanded its online presence beyond AOL by marketing its own Web site and by entering into a strategic relationship with Excite. The Company's gross bookings from Excite and the Web comprised approximately 44% of the Company's total gross bookings for the first three months of 1998.

     Television Revenues. Television revenues decreased 16.8% from $2.0 million for the first three months of 1997 to $1.7 million for the first three months of 1998, due primarily to the phase-out of MCI as an advertising sponsor for the Company's television programming in 1997. As a result, the Company expects television revenues to continue to decline in the second quarter of 1998 as compared to the same period for the previous year and to decline in future periods. Advertising revenues constitute a majority of the Company's television revenues and comprised 63% and 66% of television revenues in the first three months of 1997 and 1998, respectively.

 Cost of Revenues

     Cost of Online Revenues. Cost of online revenues includes equipment and staffing costs associated with operating the Company's transaction system and customer reservation center, GDS charges, printing and delivery costs for tickets and costs associated with errors in ticket fulfillment. Cost of online revenues increased from $910,000 in the first three months of 1997 to $1.2 million in the first three months of 1998 due to the increased volume of transactions in the first three months of 1998. As a percentage of online revenues, cost of online revenues declined from 60.8% in the first three months of 1997 to 51.5% in the first three months of 1998, primarily due to economies of scale resulting from increased transaction volume. The Company's average cost per transaction declined from approximately $23.50 in the first three months of 1997 to approximately $10.70 in the first three months of 1998 due to both economies of scale resulting from increased transaction volumes and the addition in the second quarter of 1997 of car and hotel reservation booking capabilities, each of which has a lower per transaction fulfillment cost compared to that for airline transactions.

     Cost of Television Revenues. Cost of television revenues includes advertising agency commissions, staffing costs, costs of custom productions that have a limited useful life, amortization costs relating to the Company's film library and the costs of purchasing commercial advertising time to fulfill advertiser requirements. Cost of television revenues decreased from $1.4 million in the first three months of 1997 to $1.2 million in the first three months of 1998 as a result of reduced production activity and cost reductions implemented at the end of 1997. As a percentage of television revenues, cost of television revenues increased from 68.5% in the first three months of 1997 to 73.8% in the first three months of 1998 due to the allocation of fixed costs over a smaller revenue base. Film library amortization was $321,000 and $274,000 in the first three months of 1997 and 1998, respectively.

 Operating Expenses

     Marketing and Sales. Marketing and sales expenses consist primarily of payroll and related expenses, consulting fees, advertising, public relations and promotional expenditures and costs relating to the development and acquisition of content and distribution for the Company's online sites. Marketing and sales expenses increased 229.1% from $1.3 million in the first three months of 1997 to $4.4 million in the first three months of 1998. As a percentage of total revenues, marketing and sales expenses increased from 37.9% in the first three months of 1997 to 109.4% in the first three months of 1998. The increase in marketing and sales expenses was attributable primarily to expenses associated with the Company's online operations, including the hiring of additional personnel for development of online content, expenditures related to the Company's strategic agreements with AOL and Excite and increased advertising expenditures. The Company continues to pursue an aggressive branding and marketing campaign, including significant advertising expenditures. In addition, the Company is obligated to make minimum payments totaling $56 million to AOL and Excite over the term of its agreements with AOL and Excite, and $4.3 million to Lycos over the two-year term of its agreement with Lycos, which payments will be accounted for as marketing and sales expense. As a result, the Company expects marketing and sales expenses to increase significantly in absolute dollars in future periods.

     Research and Development. Research and development expenses consist principally of personnel and equipment expenses and consulting fees for development and enhancement of the Company's transaction processing system and online services such as its Destinations Guides with Fodor's, costs of content development in connection with the Company's strategic relationships with Excite, AOL and Lycos, and costs associated with network operations, systems and telecommunications infrastructure. Research and development expenses increased 82.2% from $405,000 in the first three months of 1997 to $738,000 in the first three months of 1998. As a percentage of total revenues, research and development expenses rose from 11.5% in the first three months of 1997 to 18.4% in the first three months of 1998. The increase in research and development expenses was attributable primarily to increased staffing and consulting fees, as well as increased costs related to enhancing the capacity, features, content and functionality of the Company's online services and enhancing or updating transaction-processing systems. The Company believes that continued investment in research and development is critical to attaining the Company's strategic objectives and, as a result, expects research and development expenses to increase significantly in absolute dollars in future periods.

     General and Administrative. General and administrative expenses consist of payroll and related expenses for management, accounting and administrative personnel, recruiting, professional services, facilities, director and officer insurance, investor relations and other general corporate expenses. General and administrative expenses increased 38.8% from $1.0 million in the first three months of 1997 to $1.4 million in the first three months of 1998. As a percentage of total revenues, general and administrative expenses rose from 28.7% in the first three months of 1997 to 34.9% in the first three months of 1998. The increase in general and administrative expenses was due primarily to increased salaries and expenses associated with the hiring of personnel related to the expansion of the Company's online operations and expenses associated with being a public company. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff and incurs additional costs related to the growth of its business.

     Deferred Compensation. The Company grants stock options to hire and retain employees. With respect to the grant of certain stock options to employees in 1997, the Company recorded aggregate deferred compensation of $570,000 in 1997, none of which was recorded during the first three months of 1997. Deferred compensation is recorded as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable options, generally four years. Amortization of deferred compensation in the first three months of 1998 for options granted was $36,000. The Company currently expects to record amortization of deferred compensation for options granted of approximately $143,000, $143,000, $143,000 and $71,000 for 1998 (including the amount for the first three months of 1998 set forth above), 1999, 2000 and 2001, respectively. The amortization of deferred compensation will be recorded as general and administrative expenses in such periods.

 Interest Income (Expense)

     Interest income, net of interest expense, was approximately $21,000 and $278,000 in the first three months of 1997 and 1998, respectively. Interest expense is comprised primarily of interest on capital lease obligations. The increase in net interest income was attributable primarily to a reduction on borrowings under the Company's line of credit and interest income earned on higher cash balances in the first three months of 1998, primarily from an equity financing completed in September 1997 and net proceeds from the Company's initial public offering in November 1997.

 Income Taxes

     The provision for income taxes recorded in the first three months of 1998 represents minimum state tax expense. The Company expects to incur a net loss for 1998; therefore, no provision for federal income taxes has been recorded for the first three months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1997, the Company completed an initial public offering of its common stock, resulting in net proceeds to the Company of approximately $24.6 million. Additionally, in May 1998, the Company completed a secondary public offering of its common stock, resulting in net proceeds to the Company of approximately $52.5 million. Prior to the two public offerings, the Company had financed its operations primarily through private sales of common stock, convertible preferred stock and convertible notes, which totaled $34.7 million in aggregate net proceeds through 1997. As of March 31, 1998, the Company also had a $2.0 million line of credit, of which approximately $1.2 million was available at March 31, 1998, based on 80% of the Company's accounts receivable.

     Cash used in operating activities in the first three months of 1998 of $4.1 million was attributable primarily to a net loss of $4.7 million, increases in accounts receivable and a decrease in accounts payable and accrued liabilities, partly offset by depreciation of $384,000 and film library amortization of $274,000, as well as a decrease in other assets. Cash used in operating activities in the first three months of 1997 of $1.3 million was attributable primarily to a net loss of $1.5 million, increases in accounts receivables and other assets and decreases in accounts payable and accrued liabilities and deferred revenue, partly offset by depreciation of $214,000 and film library amortization of $321,000.

     Cash used in investing activities in the first three months of 1998 primarily consisted of $10.7 million for the purchase of marketable securities. For the same period in 1997, cash used in investing activities totaled $291,000 and consisted of the acquisition of property and equipment and additions to the film library.

     Cash used by financing activities in the first three months of 1998 of $280,000 consisted primarily of payments on capital lease obligations of $268,000. For the same period in 1997, cash used by financing activities of approximately $1.7 million primarily consisted of payment of long-term debt of $2.0 million, partially offset by proceeds from the issuance of common stock of $309,000 and proceeds from the issuance of preferred stock of $85,000.

     As of March 31, 1998, the Company had $12.5 million of cash and cash equivalents and $11.4 million of marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under the agreements with AOL, Excite, Lycos and Fodor's and lease obligations. Although the Company has no material commitments for capital expenditures, it anticipates an increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. The Company may establish additional operations as it expands globally. In addition, pursuant to its arrangement with AOL, the Company is obligated to make minimum payments totaling $32 million, of which $7.5 million has been paid as of March 31, 1998, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Excite, the Company is obligated to make minimum payments totaling $24 million, of which $500,000 has been paid as of March 31, 1998, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Lycos, the Company is obligated to make minimum payments totaling $4.25 million, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. In addition, the Company is required to develop content areas featured on AOL, Excite and Lycos sponsored primarily by advertising revenues, of which the Company will be entitled to receive a share. However, there can be no assurance that the Company will receive significant revenues, if any, from such payments. See "Risk Factors-- Reliance on Distribution Agreements with America Online, Excite and Lycos" and "--Risk of Termination of Distribution Agreement with AOL."

     The Company believes that its current cash, cash equivalents and marketable securities together with the net proceeds of the secondary offering completed in May 1998, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through 2000. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to the Company, if at all. See "Risk Factors--Need for Additional Capital."

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was issued and was effective for the Company's year ended December 31, 1997. As a result, the Company's earnings per share ("EPS") data for prior periods have been restated in the accompanying financial statements to conform with SFAS No. 128. In March 1997, SFAS No. 129, "Disclosure of Information About Capital Structure," was issued and is effective for the Company's year ending December 31, 1998. In June 1997, SFAS No. 130 "Reporting Comprehensive Income" was issued and was adopted by the Company effective January 1, 1998. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise." The Company is required to adopt this statement effective for 1998. The Company is considering additional disclosures, if any, which will be required by this pronouncement.

RISK FACTORS

     In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

     Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit. The Company incurred net losses of $4.9 million, $5.6 million, $10.2 million and $4.7 million in 1995, 1996 and 1997 and the three months ended March 31, 1998, respectively. As of March 31, 1998, the Company had an accumulated deficit of approximately $30.5 million. The Company's television programming operations, which represented 56% and 42% of its revenues for 1997 and the three months ended March 31, 1998, respectively, have incurred net operating losses in each of the last three years, and the Company anticipates that its television programming operations will continue to incur net operating losses for the foreseeable future. As a result, the Company believes that its future success depends on its ability to significantly increase revenues from its Internet and commercial online service operations, for which it has a limited operating history. The Company initiated its online operations in 1994, first recognized revenues from its online operations in the first quarter of 1995 and booked its first airline ticket reservations online in the second quarter of 1996. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets such as online commerce. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Unpredictability of Future Revenues; Fluctuations in Quarterly Results. As a result of the Company's limited operating history in online commerce and the emerging nature of the markets in which the Company competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based predominantly on its operating plans and estimates of future revenues and are to a large extent fixed. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing, including obligations under its distribution agreements, and customer service operations, and to develop its technology and transaction-processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's operating results will fluctuate and net anticipated losses in a given quarter may be greater than expected.

     The Company expects that it will experience seasonality in its business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. The Company anticipates that travel bookings will typically increase during the second quarter in anticipation of summer travel and will typically decline during the fourth quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. In addition, advertising sales in traditional media, such as broadcast and cable television, generally decline in the first and third quarters of each year. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures are likely to cause quarterly fluctuations in the Company's operating results and could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to, (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, such as the reduction in commissions paid by major airlines for online bookings implemented during 1997 and the first half of 1998, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions and economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's online sites,
(viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry.

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

     Uncertain Acceptance of the Preview Travel Brand; Dependence on Increased Bookings. The Company believes that establishing, maintaining and enhancing the Preview Travel brand is a critical aspect of its efforts to attract and expand its online traffic. The number of Internet sites that offer competing services, many of which already have well-established brands in online services or the travel industry generally, increase the importance of establishing and maintaining brand name recognition. Promotion of the Preview Travel brand will depend largely on the Company's success in providing a high-quality online experience supported by a high level of customer service, which cannot be assured. In addition, to attract and retain online users, and to promote and maintain the Preview Travel brand in response to competitive pressures, the Company may find it necessary to increase substantially its financial commitment to creating and maintaining a strong brand loyalty among customers. If the Company is unable to provide high-quality online services or customer support, or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to promote and maintain its brand, the Company's business, operating results and financial condition would be materially adversely affected.

     The Company's future success, and in particular its revenues and operating results, depends upon its ability to successfully execute several key aspects of its business plan. The Company must increase the dollar volume of transactions booked through its online sites, either by generating significantly higher and continuously increasing levels of traffic to its online sites or by increasing the percentage of visitors to its online sites who purchase travel services, or through some combination thereof. The Company must also increase the number of repeat purchasers of travel services through its online sites. In addition, the Company must deliver a high level of customer service and compelling content in order to attract users with demographic characteristics valuable to advertisers. Although the Company has implemented strategies designed to accomplish these objectives, including its relationships with AOL, Excite, Lycos and Fodor's, and advertising the Company's services in online and traditional media, there can be no assurance that these strategies will be effective in increasing the dollar volume of transactions booked through its online sites, increasing traffic to its online sites, increasing the percentage of visitors who purchase travel services, increasing the number of repeat purchasers or increasing its advertising revenues. The failure to do one or more of the foregoing would likely have a material adverse effect on the Company's business, operating results and financial condition.

     Reliance on Distribution Agreements with America Online, Excite and Lycos. The Company has entered into agreements with AOL, Excite and Lycos establishing the Company as the primary and preferred provider of travel services on AOL, the exclusive provider of travel reservations services on Excite's Travel Channel (City.Net) until September 2002 and the exclusive multiservice provider of travel reservations on Lycos' Travel Web Guide and Travel Network until March 2001. Under these agreements, AOL, Excite and Lycos are obligated to promote the Company and to deliver minimum numbers of annual page views or impressions to the online areas featuring the Company's travel services. In addition, the Company is eligible to receive payments from Excite and Lycos representing a share of advertising revenues received by Excite and Lycos in connection with the online areas featuring the Company's travel services; however, there can be no assurance that such payments, if any, will be significant. During the terms of these agreements, the Company is obligated to make minimum payments totaling $60.3 million to AOL, Excite and Lycos as well as pay to AOL, Excite and Lycos a percentage of certain commissions earned by the Company in excess of specified thresholds. The Company is also obligated to share certain advertising revenues with each of AOL, Excite and Lycos, as specified in their respective agreements. Moreover, the Company's agreement with AOL is conditioned upon the Company achieving specified levels of travel services bookings, which will require the Company to significantly increase such bookings from current levels. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL, Excite and Lycos or that the Company will satisfy the minimum levels of travel services bookings required to maintain the AOL agreement, and failure to do so would likely have a material adverse effect on the Company's business, operating results and financial condition. In addition, the agreements with AOL, Excite and Lycos do not provide the Company with renewal rights upon expiration of their respective terms. The AOL agreement provides AOL with the right to renew the AOL agreement for successive one-year terms on a non-exclusive basis during which period AOL would continue to receive a percentage of commissions and share in advertising revenues, but the Company would not be obligated to make any additional minimum payments. There can be no assurance that such agreements will be renewed on commercially acceptable terms, or at all.

     In addition, the Company is a party to a database services agreement with AOL to develop and manage a travel-related destinations database for AOL with content that is reasonably satisfactory to AOL. The Company has committed to an aggressive schedule to develop and maintain the destinations database which will require significant efforts and resources on the Company's part. There can be no assurance that the Company will be able to fulfill its commitments to AOL on the agreed upon schedule, and failure to do so could result in a breach of the distribution agreement with AOL, as well as the database services agreement, which would likely have a material adverse effect on the Company's business, operating results and financial condition.

     Furthermore, the Company's significant investment in the AOL, Excite and Lycos relationships is based on the continued positive market presence, reputation and anticipated growth of AOL, Excite and Lycos, as well as the commitment by each of AOL, Excite and Lycos to deliver specified numbers of annual page views or impressions. Any decline in the significant market presence, business or reputation of AOL, Excite or Lycos, or the failure of AOL, Excite or Lycos to deliver the specified numbers of annual page views, will reduce the value of these strategic agreements to the Company and will likely have a material adverse effect on the business, operating results and financial condition of the Company. In addition, while the Company and both Lycos and Excite have agreed to cooperate on advertising, AOL and the Company have the right to separately pursue and sell advertising in the Company's content areas distributed through AOL. There can be no assurance that the Company and AOL will not compete for limited travel supplier advertising revenues. Travel services sold through the AOL Network accounted for 77%, 67%, 62% and 52% of the Company's online revenues for the three months ended June 30, 1997, September 30, 1997, and December 31, 1997 and March 31, 1998, respectively. Travel services sold through Excite accounted for 8%, 13%, 15% and 16% of the Company's online revenues for the three months ended June 30, 1997, September 30, 1997 and December 31, 1997 and March 31, 1998, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services, and the Lycos arrangement is expected to represent a significant distribution channel in the future. Any termination of any or all of the Company's agreements with AOL, Excite and Lycos would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

     Risk of Termination of Distribution Agreement with America Online. The Company's future success depends in part upon its ability to maintain its distribution agreement with AOL. The Company's distribution agreement with AOL may be terminated by AOL in the event that the Company fails to make certain minimum payments to AOL, fails to achieve specified levels of travel services bookings or breaches its database services agreement with AOL pursuant to which the Company is required to develop and manage a travel-related destinations database for AOL. In particular, the Company must achieve specified annual levels of travel services bookings, with the first annual measurement date occurring in September 1998. There can be no assurance that the Company will be able to meet its significant financial obligations to AOL, achieve the specified minimum levels of travel services bookings, or deliver satisfactory content to the database. Failure to do any of the foregoing could result in the termination by AOL of the Company's distribution agreement with AOL, which would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

     In addition, a substantial majority of the Company's online revenue is dependent on the commissions customarily paid by travel suppliers for bookings made through the Company's online travel service. Consistent with industry practices, these travel suppliers are not obligated to pay any specified commission rate for bookings made through the Company or to pay commissions at all. For example, during the first quarter of 1998, a major hotel chain eliminated commissions paid to the Company and other online travel service providers for online bookings. There can be no assurance that other hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. For example, in 1995, most of the major airlines placed a cap on per-ticket commissions payable to all travel agencies for domestic airline travel. In September 1997, the major U.S. airlines reduced the commission rate payable to traditional travel agencies from 10% to 8%.

     In 1997, the major U.S. airlines reduced the commission rate payable for online reservations from approximately 8% to approximately 5%, which had a material adverse effect on the Company's results of operations for the three months ended June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998. In addition, in the first half of 1998 one major airline reduced its fixed rate commission structure for online roundtrip ticket sales to ten dollars and a second major airline further reduced its cap (the maximum amount of commissions paid per ticket) on per-roundtrip ticket commissions payable for online ticket sales to ten dollars. These reductions were followed by similar reductions made by other smaller airlines. The Company expects that its weighted average commission on online transaction revenue will decline as a result of these reductions. There can be no assurance that airlines or other of the Company's travel suppliers will not further reduce the amount of compensation payable to the Company and other online service providers.

     In addition, certain travel suppliers have initiated direct online distribution channels and, in some cases, have offered negotiated rates directly to major corporate customers. Further, the Company's travel service offerings are limited to those travel suppliers whose services and products are available through the global distribution services ("GDS") systems accessed by the Company, namely, the Apollo GDS system ("Apollo") operated by Pegasus Systems, Inc. ("Pegasus") for hotel reservations. For example, Southwest Airlines is currently unavailable in the Apollo GDS system, and, therefore, the Company is unable to offer access to Southwest Airline's inventory. There can be no assurance that the Company's current travel suppliers will continue to sell services or products through Apollo or Pegasus on current terms with adequate compensation to the Company, or at all, or that the Company will be able to establish new or extend current travel supplier relationships to ensure uninterrupted access to a comprehensive supply of the travel services. The Company's failure to do so would likely result in a material adverse effect on its business, operating results and financial condition.

     Reliance on Third Party Systems. The Company is dependent upon certain third party service providers, including, without limitation, the following: AOL and WorldCom, Inc.'s ANS Communications subsidiary (which was acquired by WorldCom, Inc. from AOL in February 1998), which provides AOL customers with access to the Company's online services; GeoNet Communications, which provides the Company with a T3 data communication line for Internet access; Pegasus, which provides the Company with access to a global hotel reservation system and which operates an online travel service competitive with the Company; Galileo, which provides the Company with access to the Apollo GDS system; and AT&T, which provides the Company with data connectivity to the Apollo GDS System.

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

     In addition, the Company is dependent on Apollo and Pegasus to ensure that all software used in connection with their GDS systems will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. Any failure by Galileo or Pegasus to ensure that such software complies with year 2000 requirements could have a material adverse effect on the Company's business, operating results and financial condition. The Company's agreements with its third party service providers have terms of, or expire within, one year or less and in some cases are subject to cancellation for any reason or no reason upon short notice. Specifically, the Company does not have a written agreement with Pegasus, and its agreements with ANS Communications and GeoNet Communications are currently on a month-to-month basis. Any cancellation of services, or failure to renew such services upon expiration, by any of such third party providers without notice sufficient to allow the Company to transition to a new service provider in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. See "--Year 2000 Compliance."

     Competition. The online travel services market is new, rapidly evolving and intensely competitive, and the Company expects such competition to intensify in the future. The Company competes primarily with traditional travel agency and online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites, such as Expedia (operated by Microsoft

Corporation), Travelocity (operated by SABREGroup Holdings Inc., a majority-owned subsidiary of American Airlines), Cendant Corporation, TravelWeb (operated by Pegasus), Internet Travel Network, Biztravel.com, and TheTrip.com, among others. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial Web sites offering online travel services. Additionally, Priceline.com LLC operates a Web site that allows users to bid on air tickets.

     In addition to the traditional travel agency channel, most travel suppliers also sell their services directly to customers, predominantly by telephone. As the market for online travel services grows, the Company believes that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies and travel industry information providers, will increase their efforts to develop services that compete with the Company's services. Many airlines and hotels, such as United Airlines, offer travel services directly through their own Web sites, including travel services from other travel suppliers, eliminating the need to pay commissions to third parties such as the Company. The Company is unable to anticipate which other companies are likely to offer competitive services in the future. There can be no assurance that the Company's online operations will compete successfully with any current or future competitors.

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

     Risks Associated with Advertising Revenues. During 1996 and 1997 and the three months ended March 31, 1998, approximately 58%, 39% and 35%, respectively, of the Company's total revenues were derived from the sale of advertising in connection with its television programming and, to a lesser extent, its online sites. The Company expects that revenues derived from the sale of advertising on its online sites may increase in future periods in terms of absolute dollars. The Company's advertising customers may terminate their advertising commitments at any time without penalty. Consequently, the Company's advertising customers may move their advertising to competing online sites or television programs or to other traditional media quickly and at low cost, thereby increasing the Company's exposure to competitive pressures and fluctuations in net revenues and operating results. In particular, to support its television operations, which are substantially dependent on advertising revenues that historically have been derived from a very limited customer base, the Company must overcome significant competition from national syndicators and broadcast stations and cable networks to obtain advertising commitments. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract advertising customers, the Company's business, operating results and financial condition could be materially adversely affected. In particular, the Company currently anticipates that Best Buy Co., Inc. ("Best Buy") will account for an increasing percentage of the Company's television advertising revenues in future periods. As is common in the television industry, the Company does not have a long-term contract or arrangement with Best Buy that guarantees advertising revenues from Best Buy. As a result, if advertising revenues from Best Buy do not materialize to the extent anticipated by the Company or if such advertising revenues materialize and Best Buy then phases out its sponsorship of the Company's television programming, overall revenues from the Company's television operations would be materially and adversely affected, which could adversely affect the Company's business operating results and financial condition.

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

     Although the Company's television operations have had positive cash flow from operations in the past, the Company experienced negative cash flow from television operations in 1997 and in the first quarter of 1998 and expects to experience negative cash flow from television operations for the foreseeable future. The Company must generate substantial revenues from sales of its television programs, and, in particular, advertising sales for such programs, in order to offset the significant fixed costs associated with its television operations. The Company historically has derived advertising revenues from a limited customer base. In particular, a single customer, MCI Telecommunications Corporation ("MCI"), accounted for 49% and 58% of the Company's television advertising revenues in 1995 and 1996, respectively. Commencing in the first quarter of 1997, MCI began to phase out its sponsorship of the Company's television programming, which phase-out was completed in the quarter ended September 30, 1997. MCI continues to advertise in the Company's in-flight programming. Revenues attributable to MCI comprised 30% and 7% of the Company's total television revenues for 1997 and the three months ended March 31, 1998, respectively. Because the Company does not expect to receive any additional revenues from MCI for television sponsorships, the Company expects revenues attributable to MCI in 1998 to decrease significantly from that in 1997. In addition, the Company faces significant competition from national syndicators and broadcast and cable networks in its efforts to replace MCI's sponsorship, expand its customer base and obtain sufficient levels of advertising sales to achieve profitability in its television operations. In certain market conditions, the Company could be required to substantially lower its advertising rates in order to sell its available inventory of television time and Web advertising space. The Company currently anticipates that Best Buy Co., Inc. ("Best Buy") will account for an increasing percentage of the Company's television advertising revenues in future periods. Revenues attributable to Best Buy, which began advertising with the Company in March 1998, comprised 9% of the Company's total television revenues for the three months ended March 31, 1998. As is common in the television industry, the Company does not have a long-term contract or arrangement with Best Buy that guarantees advertising revenues from Best Buy.

     As a result, if advertising revenues from Best Buy do not materialize to the extent anticipated by the Company or if such advertising revenues materialize and Best Buy then phases out its sponsorship of the Company's television programming, overall revenues from the Company's television operations would be materially and adversely affected, which could adversely affect the Company's business, operating results and financial condition. The Company expects revenues from its television operations to decline in 1998 relative to 1997. There can be no assurance that the Company will generate sufficient revenues from the licensing of its television programs and sale of advertising to achieve profitability, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Need for Additional Capital. The Company requires substantial working capital to fund its business and expects to use a portion of the net proceeds of its initial public offering and secondary offering to fund its operating losses. In the last two years, the Company has experienced negative cash flow from operations and expects to continue to experience significant negative cash flow from operations for the foreseeable future. The Company currently anticipates that the net proceeds of its initial public offering and secondary offering, together with its existing capital resources, will be sufficient to meet the Company's capital requirements through the year 2000. Thereafter, the Company may be required to raise additional funds, in part to fund its financial obligations to AOL, Excite and Lycos. There can be no assurance that such financing will be available in sufficient amounts or on terms acceptable to the Company, if at all.

     Risks Associated with Offering New Services. The Company plans to introduce new and expanded services and to enter into new relationships with third parties in order to generate additional revenues, attract more consumers and respond to competition. For example, the Company may offer travel insurance, travel financing services and travel-related merchandise. There can be no assurance that the Company would be able to offer such services in a cost-effective or timely manner or that any such efforts would be successful. Furthermore, any new service launched by the Company that is not favorably received by consumers could damage the Company's reputation or its brand name. Expansion of the Company's services in this manner would also require significant additional expenses and development and may strain the Company's management, financial and operational resources. The Company's inability to generate revenues from such expanded services or products sufficient to offset their cost could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company also intends to continue to strategically license certain content for its online sites from third parties, such as it did with Fodor's, including content which is integrated with internally developed content and used on the Company's online sites to provide key services. There can be no assurance that these third party content licenses will be available to the Company on commercially reasonable terms or that the Company will be able to successfully integrate such third party content. Such content licenses may expose the Company to increased risks, including risks associated with the assimilation of new content, the diversion of resources from the development of the Company's content, the inability to generate revenues from new content sufficient to offset associated acquisition costs and the maintenance of uniform, appealing content. The inability to obtain any of these licenses could result in delays in site development or services until equivalent content can be identified, licensed and integrated. Any such delays in site development or services could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Year 2000 Compliance. The Company believes that its internal computer systems are Year 2000 compliant and does not anticipate that it will incur significant expenditures to ensure that such systems will function properly with respect to dates in the Year 2000 and beyond. The Company is in the early stages of conducting an audit of its significant suppliers and other third parties to ensure that those parties have appropriate plans to remedy Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations rely to be Year 2000 compliant will not have a material adverse affect on the Company's business, financial condition or operating results.

     Volatility of Stock Price. The market price of the Common Stock of the Company could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, and other events or factors. For example, a shortfall in revenue or net income, or increase in losses from levels expected by securities analysts, could have an immediate and significant adverse effect on the market price of the Company's Common Stock. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology companies and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the Common Stock. Furthermore, a substantial portion of the Company's outstanding Common Stock will be eligible for sale in the public market upon the expiration of certain lock-up agreements, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933 (the "Securities Act"). These lock-up agreements were entered into between the representatives of the underwriters and certain stockholders in connection with the Company's initial public offering in November 1997, which agreements expire on May 19, 1998, and between the underwriters and the Company's officers and directors and selling stockholders in the Company's secondary offering in April 1998, which agreements expire on July 29, 1998. There can be no assurance that sales of Common Stock by such stockholders upon expiration of the lock-up agreements will not adversely affect the market price of the Common Stock.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NOT APPLICABLE.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 19, 1997, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-37183) was declared effective by the Securities and Exchange Commission, pursuant to which 2,500,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $11.00 per share, generating gross offering proceeds of $27.5 million. The managing underwriters were Hambrecht & Quist LLC and NationsBanc Montgomery Securities, Inc. After deducting approximately $1.9 million in underwriting discounts and $1.0 million in other related expenses, the net proceeds of the offering were approximately $24.6 million. The Company has used $6.4 million of the net proceeds of the offering for a payment to AOL under the distribution agreement with AOL and $500,000 for a payment to Excite under the distribution agreement with Excite. The remaining $17.7 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, including the acquisition of redundant computer and communication systems, for payment of its obligations to AOL, Excite and Lycos pursuant to its agreements with AOL, Excite and Lycos, and for general corporate purposes, including working capital to fund anticipated operating losses.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE.

ITEM 5.   OTHER INFORMATION - NOT APPLICABLE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          (a)  Exhibits:

               Exhibit 27.1 - Financial Data Schedule

          (b)  Reports on Form 8-K - None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PREVIEW TRAVEL, INC.


                              By:  /s/   KENNETH R. PELOWSKI
                                   --------------------------------------
                                   Kenneth R. Pelowski
                                   Executive Vice president, Finance and
                                   Administration, and Chief Financial Officer
                                   (Principal Financial Officer)

Date:  May 14, 1998

                                 EXHIBIT INDEX
                                 -------------


27.1 Financial Data Schedule