Form 10-Q
period 1998-06-30
PREVIEW TRAVEL INC
filed 1998-08-13
CIK 1047121

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1998            COMMISSION FILE NUMBER 000-23177

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

                                  Yes [X]   No [_]

     As of June 30, 1998, there were 13,422,997 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----



PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

               Condensed consolidated balance sheets at June 30, 1998 and December 31, 1997

               Condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997

               Condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997

               Notes to condensed consolidated financial statements

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     ITEM 5.   OTHER INFORMATION.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


SIGNATURES

PART I.   FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS.


                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                      June 30,     December 31,
                                                      1998         1997
                                                      -----------  -----------
                                                      (unaudited)
                    ASSETS
Cash and cash equivalents..........................      $40,004      $27,912
Marketable securities..............................       30,489          750
Accounts receivable, net...........................        3,435        1,990
Other assets.......................................        5,618        6,087
                                                      -----------  -----------
  Total current assets.............................       79,546       36,739
Film library, net..................................        2,159        2,402
Property and equipment, net........................        4,237        3,644
                                                      -----------  -----------
  Total assets.....................................      $85,942      $42,785
                                                      ===========  ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...................................         $996       $2,189
Accrued liabilities................................        3,469        2,480
Deferred revenues..................................          234          255
Current portion of capital lease obligations.......        1,119          882
                                                      -----------  -----------
  Total current liabilities........................        5,818        5,806
Capital lease obligations, less current portion....        1,657        1,614
                                                      -----------  -----------
  Total liabilities................................        7,475        7,420


Stockholders' equity:
  Common stock.....................................           13           11
  Additional paid-in capital.......................      114,328       61,676
  Other stockholders' equity.......................         (438)        (539)
  Accumulated deficit..............................      (35,436)     (25,783)
                                                      -----------  -----------
  Total stockholders' equity.......................       78,467       35,365
                                                      -----------  -----------
Total liabilities and stockholders' equity.........      $85,942      $42,785
                                                      ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          Three Months Ended  Six Months Ended
                                         ------------------- -------------------
                                         June 30,  June 30,  June 30,  June 30,
                                         1998      1997      1998      1997
                                         --------- --------- --------- ---------
Revenues:
  Online................................   $3,147    $1,174    $5,479    $2,670
  Television............................    1,667     2,033     3,350     4,056
                                         --------- --------- --------- ---------
       Total revenues...................    4,814     3,207     8,829     6,726
                                         --------- --------- --------- ---------
Cost of revenues:
  Online................................    1,446       853     2,647     1,763
  Television............................    1,394     1,503     2,636     2,889
                                         --------- --------- --------- ---------
       Total cost of revenues...........    2,840     2,356     5,283     4,652
                                         --------- --------- --------- ---------
Gross profit............................    1,974       851     3,546     2,074
                                         --------- --------- --------- ---------
Operating expenses:
  Marketing and sales...................    5,162     1,181     9,555     2,516
  Research and development..............      844       296     1,582       701
  General and administrative............    1,566       914     2,966     1,923
                                         --------- --------- --------- ---------
       Total operating expenses.........    7,572     2,391    14,103     5,140
                                         --------- --------- --------- ---------
  Loss from operations..................   (5,598)   (1,540)  (10,557)   (3,066)
Interest income (expense), net..........      647        (1)      925        20
                                         --------- --------- --------- ---------
  Loss before income taxes..............   (4,951)   (1,541)   (9,632)   (3,046)
Taxes...................................      (14)       (1)      (21)       (1)
                                         --------- --------- --------- ---------
Net loss................................  ($4,965)  ($1,542)  ($9,653)  ($3,047)
                                         ========= ========= ========= =========

Basic and diluted net loss per share....   ($0.39)   ($0.90)   ($0.80)   ($1.79)
                                         ========= ========= ========= =========
Weighted average shares outstanding
  used in per share calculations........   12,742     1,712    12,047     1,707
                                         ========= ========= ========= =========

SUPPLEMENTAL INFORMATION (UNAUDITED)
Gross bookings..........................  $49,512   $17,816   $85,402   $31,933
                                         ========= ========= ========= =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                          ----------------------
                                                          1998        1997
                                                          ----------  ----------
Cash flows from operating activities:
 Net loss................................................   ($9,653)    ($3,047)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization..........................       827         434
  Amortization of film library...........................       548         642
  Unearned compensation..................................        72          --
  Changes in operating assets and liabilities............      (652)       (945)
                                                          ----------  ----------
    Net cash provided by (used
     in) operating activities............................    (8,858)     (2,916)
                                                          ----------  ----------
Cash flows from investing activities:
 Acquisition of property and equipment...................    (1,129)       (590)
 Purchase of marketable securities.......................   (29,739)         --
 Additions to film library...............................      (305)       (327)
                                                          ----------  ----------
    Net cash used in investing
     activities..........................................   (31,173)       (917)
                                                          ----------  ----------
Cash flows from financing activities:
 Proceeds from borrowings on long-term debt..............        --         850
 Payment of long-term debt...............................        --      (2,000)
 Payments on equipment note..............................        --         (68)
 Payments on obligations under capital leases............      (561)       (250)
 Proceeds from repayment of shareholder notes............        88          --
 Proceeds from issuance of common stock..................       216         309
 Proceeds from issuance of common stock-IPO, net.........       (39)         --
 Proceeds from issuance of common stock-secondary, net...    52,419          --
 Proceeds from issuance of preferred stock...............        --          85
 Proceeds from stock warrant exercises...................        --          27
                                                          ----------  ----------
    Net cash provided by (used
     in) financing activities............................    52,123      (1,047)
                                                          ----------  ----------
     Net increase (decrease) in cash.....................    12,092      (4,880)
Cash and cash equivalents, beginning of the period.......    27,912       6,016
                                                          ----------  ----------
Cash and cash equivalents, end of the period.............   $40,004      $1,136
                                                          ==========  ==========

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

Note 2 - Recent Accounting Pronouncements

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income, which are excluded from net income, are not significant individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.
In June, 1997, the Financial Accounting Standards Board issued
Statement of Financial Standards No. 131, "Disclosure About Segments of an Enterprise and Required Information," which is effective for the year ending December 31, 1998. The Company is considering additional disclosures, if any, which will be required by this pronouncement.

Note 3 - Commitments

In September 1997, the Company entered into agreements with AOL, a related party, and Excite, Inc. ("Excite") under which these companies are obligated to deliver minimum numbers of annual page views to the Company through the online areas featuring the Company's travel services. In connection with those services, the Company has made aggregate payments to AOL and Excite totaling $9.0 million as of June 30, 1998, and is obligated to make additional aggregate payments to AOL and Excite totaling $3.1 million in 1998, $10.9 million in 1999, $12.4 million in 2000 and 2001 and $8.2 million in 2002. The Company is also obligated to pay a percentage of commissions earned by the Company in excess of certain thresholds. To retain the right to be the primary provider of travel services on AOL, the Company must achieve specified levels of annual travel service bookings.

In March 1998, the Company entered into an agreement with Lycos, a search engine provider, for distribution and promotion of the Company's online travel services. Over the two-year term of the agreement, the Company is obligated to pay minimum amounts totaling $4.3 million, of which $1.1 million has been paid as of June 30, 1998, as well as a portion of commissions earned by the Company in excess of certain thresholds under the agreement. In addition, the Company has committed to purchase approximately $500,000 in advertising on Lycos' sites, which the Company may resell to third parties.

In addition, the Company has entered into distribution and licensing agreements with other third parties requiring the Company to make payments in the aggregate of $2.7 million during the term of such agreements, of which $364,000 has been paid as of June 30, 1998.

 Note 4 - Net Income (Loss) Per Share

In accordance with the requirements of Statement of Financial
Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                          Three Months Ended  Six Months Ended
                                         ------------------- -------------------
                                         June 30,  June 30,  June 30,  June 30,
                                         1998      1997      1998      1997
                                         --------- --------- --------- ---------
Numerator--Basic and diluted EPS
Net loss................................  ($4,965)  ($1,542)  ($9,653)  ($3,047)
                                         ========= ========= ========= =========

Denominator--Basic and diluted EPS
Weighted average common stock
 outstanding............................   12,742     1,712    12,047     1,707
                                         ========= ========= ========= =========

Basic and diluted earnings per share....   ($0.39)   ($0.90)   ($0.80)   ($1.79)
                                         ========= ========= ========= =========




Note 5 - Secondary Offering

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

Overview

Preview Travel is a leading provider of branded online travel services for leisure and small business travelers. Since its inception in 1985, the Company has operated as a producer of travel-related programming for broadcast television stations and cable networks around the world. In 1994, the Company began offering travel services by developing television programs ("infomercials") designed to generate interest in vacation packages offered by the Company. The Company sold these vacation packages directly to consumers by telephone. At the time, the commercial online services industry was beginning to develop as a new medium to entertain, inform and transact with consumers. In response to strong interest in travel from its television audience and in recognition of new opportunities presented by the online market, the Company adopted a new business model to address this demand in a more cost-effective manner. Consequently, the Company shifted its business focus and resources from infomercials to online travel services. The Company launched its online service on America Online ("AOL") in January 1995 and on the Web in December 1995, providing users with access to travel information and the ability to book travel services by telephone. In May 1996, the Company launched its online airline reservation service and, in the first half of 1997, enhanced its online reservation service to include hotels and car rentals. In April 1997, the Company launched its co-branded Web site for Excite's Travel Channel (City.Net). In the third quarter of 1997, the Company expanded and extended its relationships with Excite and AOL, respectively, by entering into new five-year distribution agreements. In February 1998, the Company launched its Destinations Guides feature created with content licensed from Fodor's. In March 1998, the Company entered into an agreement with Lycos, under which the Company serves as the exclusive multiservice provider of travel reservation services for Lycos' Travel Web Guide and Travel Network. In July 1998, the Company began offering real-time bookings of vacation and cruise packages through strategic partnerships with American Airlines Vacations and Royal Caribbean Cruises Ltd.

Overview of Television Operations. From inception through 1994, the Company derived all of its revenues from its television operations. In 1995, 1996, 1997 and the six months ended June 30, 1998, the Company's television operations accounted for approximately 94%, 79%, 56% and 38% of the Company's total revenues, respectively. Television revenues are derived primarily from fees associated with sales of advertising time and the licensing of travel-related news and entertainment programming. Program license revenues are recognized when all of the following conditions are met: (i) the license period begins, (ii) the license fee and the production costs are known and (iii) the program has been accepted by the licensee and is available for telecast. Advertising revenues are recognized when all the terms of the advertising agreement are met, and advertising is shown on various media as designated by the agreement.

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

In 1995 and 1996, advertising revenue from MCI comprised 49% and 58%, respectively, of the Company's total television revenues. Commencing in the first quarter of 1997, MCI began to phase out its sponsorship of the Company's television programming, which phase-out was completed in the quarter ended September 30, 1997. MCI continues to advertise in the Company's in-flight programming. Revenues attributable to MCI comprised 30% and 6% of the Company's total television revenues for the year ended December 31, 1997 and the six months ended June 30, 1998, respectively. Because the Company does not expect to receive any additional revenues from MCI for television sponsorships, the Company expects revenues attributable to MCI in 1998 to decrease significantly from that in 1997. The Company currently anticipates that Best Buy Co., Inc. ("Best Buy") will account for a significant percentage of the Company's television advertising revenues in future periods. Revenues attributable to Best Buy, which began advertising with the Company in March 1998, comprised 20% of the Company's total television revenues for the six months ended June 30, 1998. As is common in the television industry, the Company does not have a long-term contract or arrangement with Best Buy that guarantees advertising revenues from Best Buy. As a result, if advertising revenues from Best Buy do not materialize to the extent anticipated by the Company or if such advertising revenues materialize and Best Buy then phases out its sponsorship of the Company's television programming, overall revenues from the Company's television operations would be materially and adversely affected, which could adversely affect the Company's business operating results and financial condition. See "Risk Factors-Risks Associated with Advertising Revenues" and "-
Risks Associated with Television Operations."

Although the Company's television operations have had positive operating cash flow in the past, the Company experienced negative operating cash flow from television operations in 1997 and in the first six months of 1998 and expects to experience negative operating cash flow from television operations for the foreseeable future. As a result of the amortization of the Company's film library as well as depreciation and other factors, the Company's television operations incurred a net operating loss in 1997 and in the first six months of 1998 and the Company anticipates that its television operations will continue to incur net operating losses for the foreseeable future. As a result of these losses and the Company's anticipated increase in operating expenses primarily for its online operations, the Company believes that its future success depends on its ability to maintain its current level of television revenues and to significantly increase revenues from its online operations, for which it has a limited operating history. See "Risk Factors-Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit," "-Anticipated Losses and Negative Cash Flow," "-Dependence on the Travel Industry," "-
Uncertain Acceptance of the Preview Travel Brand; Dependence on Increased Bookings," "-Dependence on Continued Growth of Online Commerce," "-
Risks Associated with Advertising Revenues," "-Management of Potential Growth," "-Risks Associated with Television Operations" and "-Risks Associated with International Expansion."

Overview of Online Operations. The Company's online revenues are predominantly comprised of commissions paid by airlines, hotels, rental car agencies, cruise lines and vacation packagers (collectively, "travel suppliers") for travel services booked through the Company, segment fees received from GDS suppliers and the sale of advertisements on the Company's online sites. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues for air travel, hotel rooms, car rentals and vacation packages, net of allowances for cancellations, are recognized upon the confirmation of the reservation. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier, which generally reflects the performance for a prior quarterly period.

The Company commenced its online airline reservation service in May 1996 and enhanced the service to include hotels and car rentals in the first half of 1997. In July 1998, the Company began offering real-time bookings of vacation and cruise packages through strategic partnerships with American Airlines Vacations and Royal Caribbean Cruises Ltd. The Company's online travel services have experienced substantial growth since the Company first enabled customers to book travel services online in May 1996. Gross bookings of travel services online increased from approximately $2.8 million in the second quarter of 1996 to $49.5 million in the second quarter of 1998, which resulted in online revenues, including advertising revenue, of approximately $424,000 and $3.1 million, respectively, for the corresponding periods. The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. During the quarter ended June 30, 1997, the commissions paid by most of the major airlines for online reservations was changed from a typical base rate of approximately 8% to approximately 5% (excluding overrides). In addition, in a continuation of this trend, in the first half of 1998, one major airline reduced its fixed rate commission structure for online roundtrip ticket sales to ten dollars and a second major airline further reduced its cap (the maximum amount of commissions paid per ticket) on per-roundtrip ticket commissions payable for online ticket sales to ten dollars. These reductions were followed by similar reductions made by other smaller airlines. The Company expects that its weighted average commission on online transaction revenue will decline as a result of these reductions. In addition, during the first quarter of 1998, a major hotel chain eliminated commissions paid to the Company and other online travel service providers for online bookings. There can be no assurance that other hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors-Reliance on Travel Suppliers; Potential Adverse Changes in Commission Payments."

Travel services sold through the AOL Network accounted for 67%, 62%, 52% and 38% of the Company's gross bookings for the three months ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 respectively. The decline in the percentage of gross bookings sold through the AOL network is due to faster growth in gross bookings sold through Excite, Lycos and the Company's own Web site. Travel services sold through Excite accounted for 13%, 15%, 16% and 18% of the Company's gross bookings for the three months ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services, and the Lycos agreement is expected to represent a significant distribution channel in the future. Any termination of any or all of the Company's agreements with AOL, Excite or Lycos would likely have a material adverse effect on the Company's business, operating results and financial condition. Since launching its online operations, the Company's cost of revenues and operating expenses have grown substantially and are expected to continue to grow substantially in absolute dollars for the foreseeable future. In particular, the Company's new agreements with AOL, Excite and Lycos require minimum aggregate payments of approximately $60.3 million during the terms of such agreements in exchange for their providing distribution, marketing and other services. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL, Excite and Lycos. Further, there can be no assurance that the Company will satisfy the minimum levels of travel services bookings, or provide satisfactory content on the specified time schedule, required to maintain the AOL and Excite agreements. Failure to do either of the foregoing would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors-Reliance on Distribution Agreements with America Online, Excite and Lycos" and "- Risk of Termination of Distribution Agreement with America Online."

Gross Margins. Gross margins may be impacted by a number of different factors, including the mix of television revenues versus online revenues, the mix of online commission revenues versus online advertising revenues, the mix of travel services sold, the mix of revenues from AOL, Excite, Lycos and the Company's Web site, the mix of airline ticket commissions (which vary from airline to airline) and the amount of override commissions. The Company typically realizes higher gross margins on advertising revenues than commission revenues, higher commissions on vacation packages than hotel rooms and car rentals, higher commissions on hotel rooms and car rentals than airline tickets, higher gross margins on advertising revenues from its own Web site than through AOL, Excite or Lycos, higher commissions from certain airlines than others, and higher gross margins in periods of higher overrides. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods. See "Risk Factors-Unpredictability of Future Revenues; Fluctuations in Quarterly Results."

Anticipated Losses. The Company has incurred significant operating losses and, as of June 30, 1998, had an accumulated deficit of $35.4 million. The Company believes that its success will to a large part depend on its ability to greatly increase sales volume to realize economies of scale. As the Company increases its investments in product development, advertising, international expansion, customer service and facilities, the Company expects to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future, and the rate at which such losses will be incurred is expected to increase significantly from current levels, resulting in corresponding decreases in working capital, total assets and stockholders' equity. In particular, the Company's operating expenses are expected to increase substantially in 1998 as compared to 1997, primarily due to commencement of the Company's payment obligations to AOL, Excite, Lycos and other strategic partners and promotional and marketing expenses for the Company's online travel services, resulting in corresponding increases in operating losses and decreases in working capital, total assets and stockholders' equity. See "Risk Factors-Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit" and "-Anticipated Losses and Negative Cash Flow."







Results Of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's condensed consolidated statement of operations to total revenues, except as indicated:

                                          Three Months Ended  Six Months Ended
                                         ------------------- -------------------
                                         June 30,  June 30,  June 30,  June 30,
                                         1998      1997      1998      1997
                                         --------- --------- --------- ---------
Revenues:
  Online................................     65.4%     36.6%     62.1%     39.7%
  Television............................     34.6%     63.4%     37.9%     60.3%
                                         --------- --------- --------- ---------
       Total revenues...................    100.0%    100.0%    100.0%    100.0%
                                         --------- --------- --------- ---------
Cost of revenues:
  Online................................     30.0%     26.6%     30.0%     26.2%
  Television............................     29.0%     46.9%     29.8%     43.0%
                                         --------- --------- --------- ---------
       Total cost of revenues...........     59.0%     73.5%     59.8%     69.2%
                                         --------- --------- --------- ---------
Gross profit............................     41.0%     26.5%     40.2%     30.8%
                                         --------- --------- --------- ---------
Operating expenses:
  Marketing and sales...................    107.2%     36.8%    108.2%     37.4%
  Research and development..............     17.5%      9.2%     17.9%     10.4%
  General and administrative............     32.6%     28.5%     33.7%     28.6%
                                         --------- --------- --------- ---------
       Total operating expenses.........    157.3%     74.5%    159.8%     76.4%
                                         --------- --------- --------- ---------
  Loss from operations..................   -116.3%    -48.0%   -119.6%    -45.6%
Interest income (expense), net..........     13.5%     -0.1%     10.5%      0.3%
                                         --------- --------- --------- ---------
  Loss before income taxes..............   -102.8%    -48.1%   -109.1%    -45.3%
Taxes...................................      0.3%      0.0%      0.2%      0.0%
                                         --------- --------- --------- ---------
Net loss................................   -103.1%    -48.1%   -109.3%    -45.3%
                                         ========= ========= ========= =========

AS A PERCENTAGE OF RELATED REVENUES:
Cost of online revenues.................     45.9%     72.7%     48.3%     66.0%
Cost of television revenues.............     83.6%     73.9%     78.7%     71.2%

Comparison of Three Months and Six Months Ended June 30, 1998 and 1997

   Revenues

Online Revenues. Online revenues were $3.1 million and $5.5 million for the second quarter and first half of 1998, respectively, which represent increases of 168% and 105% when compared to the corresponding periods in 1997. The increases were due primarily to an increase in the Company's customer base and an increase in paid advertising on the Company's Web site, partially offset by lower commissions paid to online travel services by certain airlines. As a result of the recent reductions in commissions paid on online sales of tickets by certain airlines, the Company anticipates that the average commissions paid to the Company for airline tickets as a percentage of gross bookings will decline in future periods. Online advertising revenues were $550,000 and $834,000 for the second quarter and first half of 1998, respectively, which represent increases of 571% and 379% when compared to the corresponding periods in 1997. Gross bookings were $49.5 million and $85.4 million for the second quarter and first half of 1998, respectively, which represent increases of 178% and 167% when compared to the corresponding periods in 1997. The increases in gross bookings were due primarily to the expansion of the Company's travel service offerings, strategic relationships and customer base, as well as repeat purchases by existing customers. Visits to the Company's online areas were 22.0 million and 40.9 million for the second quarter and first half of 1998, respectively, which represent increases of 346% and 365% when compared to the corresponding periods in 1997. During the second quarter of 1998, the percentage of online revenues derived from airline commissions, nonairline commissions and the sale of advertising on the Company's online sites was 63%, 20% and 17%, respectively, as compared to 78%, 9% and 7%, respectively, during the second quarter of 1997. In addition, during the first quarter of 1997, 6% of online revenues were derived from fees paid by AOL to the Company for AOL connect time. Fees for AOL connect time were not paid to the Company after the Company entered into a new distribution agreement with AOL in the third quarter of 1997. During the first half of 1998, the percentage of online revenues derived from airline commissions, nonairline commissions and the sale of advertising on the Company's online sites was 65%, 20% and 15%, respectively, as compared to 79%, 7% and 6%, respectively, during the first half of 1997. In addition, during the first half of 1997, 8% of online revenues were derived from fees paid by AOL to the Company for AOL connect time. The Company's database of customer profiles grew from approximately 1.6 million profiles as of June 30, 1997 to over 4.4 million profiles as of June 30, 1998.

In 1996, the Company marketed its travel services primarily through AOL. The Company expanded its online presence beyond AOL by marketing its own Web site and by entering into a strategic relationship with Excite in 1997 and with Lycos in March 1998. The Company's gross bookings from Excite, Lycos and the Web comprised approximately 62% and 56% of the Company's total gross bookings for the second quarter and first half of 1998, respectively.

Television Revenues. Television revenues were $1.7 million and $3.4 million for the second quarter and first half of 1998, respectively, which represent decreases of 18% and 17% when compared to the corresponding periods in 1997, due primarily to the phase-out of MCI as an advertising sponsor for the Company's television programming in 1997. the Company expects television revenues to continue to decline in the third and fourth quarters of 1998 compared to the same periods in 1997. Advertising revenues constitute a majority of the Company's television revenues and comprised 68% of television revenues in the second quarters of 1998 and 1997, and 67% and 66% of television revenues in the first half of 1998 and 1997, respectively.

   Cost of Revenues

Cost of Online Revenues. Cost of online revenues includes equipment and staffing costs associated with operating the Company's transaction system and customer reservation center, GDS charges, printing and delivery costs for tickets and costs associated with errors in ticket fulfillment. Cost of online revenues were $1.4 million and $2.6 million for the second quarter and first half of 1998, respectively, which represent increases of 70% and 50% when compared to the corresponding periods in 1997, primarily due to the increased volume of transactions in the second quarter and first half of 1998. As a percentage of online revenues, cost of online revenues decreased from 72.7% in the second quarter of 1997 to 45.9% in the second quarter of 1998 and from 66.0% in the first half of 1997 to 48.3% in the first half of 1998. The Company's average cost per transaction declined from approximately $15.90 in the second quarter of 1997 to approximately $8.50 in the second quarter of 1998, due to economies of scale resulting from increased transaction volumes, an increase in the number of electronic air tickets issued, which have a lower per transaction fulfillment cost than regular air tickets, and an increase in the number of car and hotel reservations, both of which have lower per transaction fulfillment costs than airline transactions.

Cost of Television Revenues. Cost of television revenues includes advertising agency commissions, staffing costs, costs of custom productions that have a limited useful life, amortization costs relating to the Company's film library and the costs of purchasing commercial advertising time to fulfill advertiser requirements. Cost of television revenues were $1.4 million and $2.6 million for the second quarter and first half of 1998, respectively, which represent decreases of 7% and 9% when compared to the corresponding periods in 1997. These decreases were due primarily to reduced production activity and cost reductions implemented at the end of 1997. As a percentage of television revenues, cost of television revenues increased from 73.9% in the second quarter of 1997 to 83.6% in the second quarter of 1998 and from 71.2% in the first half of 1997 to 78.7% in the first half of 1998 due to the allocation of fixed costs over a smaller revenue base. Film library amortization was $274,000 and $321,000 in the second quarter of 1998 and 1997, respectively, and $548,000 and $642,000 in the first six months of 1998 and 1997, respectively.

   Operating Expenses

Marketing and Sales. Marketing and sales expenses consist primarily of payroll and related expenses, consulting fees, advertising, public relations and promotional expenditures and costs relating to the development and acquisition of content and distribution for the Company's online sites. Marketing and sales expenses were $5.2 million and $9.6 million for the second quarter and first half of 1998, respectively, which represent increases of 337% and 280% when compared to the corresponding periods in 1997. As a percentage of total revenues, marketing and sales expenses increased from 36.8% in the second quarter of 1997 to 107.2% in the second quarter of 1998 and from 37.4% in the first half of 1997 to 108.2% in the first half of 1998. The increase in marketing and sales expenses was attributable primarily to expenses associated with the Company's online operations, including the hiring of additional personnel for development of online content, expenditures related to the Company's strategic agreements with AOL, Excite and Lycos and increased advertising expenditures. The Company continues to pursue an aggressive branding and marketing campaign, including significant advertising expenditures. In addition, the Company is obligated to make minimum payments totaling $56 million to AOL and Excite over the term of its agreements with AOL and Excite, and $4.3 million to Lycos over the two-year term of its agreement with Lycos, which payments will be accounted for as marketing and sales expense. As a result, the Company expects marketing and sales expenses to increase significantly in absolute dollars in future periods.

Research and Development. Research and development expenses consist principally of personnel and equipment expenses and consulting fees for development and enhancement of the Company's transaction processing system and online services, such as its Destinations Guides with Fodor's and online vacations booking capability, costs of content development in connection with the Company's strategic relationships with Excite, AOL and Lycos, and costs associated with network operations, systems and telecommunications infrastructure. Research and development expenses were $844,000 and $1.6 million for the second quarter and first half of 1998, respectively, which represent increases of 185% and 126% when compared to the corresponding periods in 1997. As a percentage of total revenues, research and development expenses rose from 9.2% in the second quarter of 1997 to 17.5% in the second quarter of 1998 and from 10.4% in the first half of 1997 to 17.9% in the first half of 1998. The increase in research and development expenses was attributable primarily to increased staffing and consulting fees, as well as increased costs related to enhancing the capacity, features, content and functionality of the Company's online services and enhancing or updating transaction-processing systems. The Company believes that continued investment in research and development is critical to attaining the Company's strategic objectives and, as a result, expects research and development expenses to increase significantly in absolute dollars in future periods.

General and Administrative. General and administrative expenses consist of payroll and related expenses for management, accounting and administrative personnel, recruiting, professional services, facilities, director and officer insurance, investor relations and other general corporate expenses. General and administrative expenses were $1.6 million and $3.0 million for the second quarter and first half of 1998, respectively, which represent increases of 71% and 54% when compared to the corresponding periods in 1997. As a percentage of total revenues, general and administrative expenses rose from 28.5% in the second quarter of 1997 to 32.6% in the second quarter of 1998 and from 28.6% in the first half of 1997 to 33.7% to the first half of 1998. The increase in general and administrative expenses was due primarily to increased salaries and expenses associated with the hiring of personnel related to the expansion of the Company's online operations and expenses associated with being a public company. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff and incurs additional costs related to the growth of its business.

Deferred Compensation. The Company grants stock options to hire and retain employees. With respect to the grant of certain stock options to employees in 1997, the Company recorded aggregate deferred compensation of $570,000 in 1997, none of which was recorded during the first six months of 1997. Deferred compensation is recorded as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable options, generally four years. Amortization of deferred compensation in the second quarter and first half of 1998 for options granted was $36,000 and $72,000, respectively. The Company currently expects to record amortization of deferred compensation for options granted of approximately $143,000, $143,000, $143,000 and $71,000 for 1998 (including the amount for the first half of 1998 set forth above), 1999, 2000 and 2001, respectively. The amortization of deferred compensation will be recorded as general and administrative expenses in such periods.

   Interest Income (Expense)

Interest income, net of interest expense, was $647,000 and $925,000 for the second quarter and first half of 1998, respectively, compared to net interest expense of $1,000 and net interest income of $20,000 for the corresponding periods in 1997. Interest expense is comprised primarily of interest on capital lease obligations. The increase in net interest income was attributable primarily to a reduction on borrowings under the Company's line of credit and interest income earned on higher cash and marketable securities balances in the first half of 1998, primarily from an equity financing completed in September 1997 and net proceeds from the Company's initial public offering in November 1997 and secondary public offering in May 1998.

   Income Taxes

The provision for income taxes recorded in the second quarter and first six months of 1998 represents minimum state tax expense and Delaware franchise taxes. The Company expects to incur a net loss for 1998; therefore, no provision for federal income taxes has been recorded for the first half of 1998.


Liquidity and Capital Resources

In November 1997, the Company completed an initial public offering of its common stock, resulting in net proceeds to the Company of approximately $24.6 million. Additionally, in May 1998, the Company completed a secondary public offering of its common stock, resulting in net proceeds to the Company of approximately $52.5 million. Prior to the two public offerings, the Company had financed its operations primarily through private sales of common stock, convertible preferred stock and convertible notes, which totaled $34.7 million in aggregate net proceeds through 1997. As of June 30, 1998, the Company also had a $2.0 million line of credit, of which approximately $1.5 million was available, based on 80% of the Company's qualifying accounts receivable.

Cash used in operating activities was $8.9 million in the first half of 1998, attributable primarily to a net loss of $9.7 million, an increase in accounts receivable and decreases in accounts payable and accrued liabilities, partially offset by depreciation of $827,000 and film library amortization of $548,000, as well as a decrease in other assets. Cash used in investing activities in the first half of 1998 consisted primarily of $29.7 million for the purchase of marketable securities and $1.1 million for the acquisition of property and equipment. Cash provided by financing activities in the first half of 1998 of $52.1 million consisted primarily of proceeds from the Company's secondary stock offering.

As of June 30, 1998, the Company had $40.0 million of cash and cash equivalents and $30.4 million of marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under the agreements with AOL, Excite, Lycos and other strategic partners and under its lease obligations. Although the Company has no material commitments for capital expenditures, it anticipates an increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. The Company may establish additional operations as it expands globally. In addition, pursuant to its arrangement with AOL, the Company is obligated to make minimum payments totaling $32 million, of which $7.5 million had been paid as of June 30, 1998, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Excite, the Company is obligated to make minimum payments totaling $24 million, of which $1.5 million had been paid as of June 30, 1998, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Lycos, the Company is obligated to make minimum payments totaling $4.3 million, of which $1.1 million had been paid as of June 30, 1998 and to pay a percentage of commissions earned by the Company in excess of certain thresholds. In addition, the Company is required to develop content areas featured on AOL, Excite and Lycos sponsored primarily by advertising revenues, of which the Company is entitled to receive a share. However, there can be no assurance that the Company will receive significant revenues, if any, from such payments. See "Risk Factors-Reliance on Distribution Agreements with America Online, Excite and Lycos" and "-Risk of Termination of Distribution Agreement with AOL."

The Company believes that its current cash, cash equivalents and marketable securities together with the net proceeds of the secondary offering completed in May 1998, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the end of 1999. However, the Company could be required, or could elect, to seek to raise additional financing during such period or thereafter, through the sale of equity or debt securities or by obtaining additional credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to the Company, if at all. See "Risk Factors-Need for Additional Capital."

Recently Issued Accounting Standards

In February 1997, Statement of Financial Accounting Standards
("SFAS") No. 128, "Earnings Per Share," was issued and was effective for the Company's year ended December 31, 1997. As a result, the Company's earnings per share ("EPS") data for prior periods have been restated in the accompanying financial statements to conform with SFAS No. 128. In March 1997, SFAS No. 129, "Disclosure of Information About Capital Structure," was issued and is effective for the Company's year ending December 31, 1998. In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued and was adopted by the Company effective January 1, 1998. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise." The Company is required to adopt this statement effective for 1998. The Company is considering additional disclosures, if any, which will be required by this pronouncement.

Risk Factors

In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

Limited Operating History of Online Business; History of Net
Operating Losses; Accumulated Deficit. The Company incurred net losses of $4.9 million, $5.6 million, $10.2 million and $9.7 million in 1995, 1996 and 1997 and the six months ended June 30, 1998, respectively. As of June 30, 1998, the Company had an accumulated deficit of approximately $35.4 million. The Company's television programming operations, which represented 56% and 38% of its total revenues in 1997 and the six months ended June 30, 1998, respectively, have incurred net operating losses in each of the last three years, and the Company anticipates that its television programming operations will continue to incur net operating losses for the foreseeable future. As a result, the Company believes that its future success depends on its ability to significantly increase revenues from its Internet and commercial online service operations, for which it has a limited operating history. The Company initiated its online operations in 1994, first recognized revenues from its online operations in the first quarter of 1995 and booked its first airline ticket reservations online in the second quarter of 1996. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets such as online commerce. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company's future success, and in particular its revenues and operating results, depends upon its ability to successfully execute several key aspects of its business plan. The Company must increase the dollar volume of transactions booked through its online sites, either by generating significantly higher and continuously increasing levels of traffic to its online sites or by increasing the percentage of visitors to its online sites who purchase travel services, or through some combination thereof. The Company must also increase the number of repeat purchasers of travel services through its online sites. In addition, the Company must deliver a high level of customer service and compelling content in order to attract users with demographic characteristics valuable to advertisers. Although the Company has implemented strategies designed to accomplish these objectives, including its relationships with AOL, Excite, Lycos and other strategic partners, and advertising the Company's services in online and traditional media, there can be no assurance that these strategies will be effective in increasing the dollar volume of transactions booked through its online sites, increasing traffic to its online sites, increasing the percentage of visitors who purchase travel services, increasing the number of repeat purchasers or increasing its advertising revenues. The failure to do one or more of the foregoing would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

Furthermore, the Company's significant investment in the AOL, Excite and Lycos relationships is based on the continued positive market presence, reputation and anticipated growth of AOL, Excite and Lycos, as well as the commitment by each of AOL, Excite and Lycos to deliver specified numbers of annual page views or impressions. Any decline in the significant market presence, business or reputation of AOL, Excite or Lycos, or the failure of AOL, Excite or Lycos to deliver the specified numbers of annual page views, will reduce the value of these strategic agreements to the Company and will likely have a material adverse effect on the business, operating results and financial condition of the Company. In addition, while the Company and both Lycos and Excite have agreed to cooperate on advertising, AOL and the Company have the right to separately pursue and sell advertising in the Company's content areas distributed through AOL. There can be no assurance that the Company and AOL will not compete for limited travel supplier advertising revenues. Travel services sold through the AOL Network accounted for 67%, 62%, 52% and 38% of the Company's gross bookings for the three months ended September 30, 1997, December 31, 1997, March 31, 1998, and June 30, 1998,
respectively. Travel services sold through Excite accounted for 13%, 15%, 16% and 18% of the Company's gross bookings for the three months ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998,
respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services, and the Lycos arrangement is expected to represent a significant distribution channel in the future. Any termination of any or all of the Company's agreements with AOL, Excite and Lycos would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

In 1997, the major U.S. airlines reduced the commission rate payable for online reservations from approximately 8% to approximately 5%, which had a material adverse effect on the Company's results of operations in 1997 and the six months ended June 30, 1998. In addition, in the first half of 1998 one major airline reduced its fixed rate commission structure for online roundtrip ticket sales to ten dollars and a second major airline further reduced its cap (the maximum amount of commissions paid per ticket) on per-roundtrip ticket commissions payable for online ticket sales to ten dollars. These reductions were followed by similar reductions made by other smaller airlines. The Company expects that its weighted average commission on online transaction revenue will decline as a result of these reductions. There can be no assurance that airlines or other of the Company's travel suppliers will not further reduce the amount of compensation payable to the Company and other online service providers.

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

In addition, the Company is dependent on Apollo and Pegasus to ensure that all software used in connection with their GDS systems will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. Any failure by Galileo or Pegasus to ensure that such software complies with year 2000 requirements could have a material adverse effect on the Company's business, operating results and financial condition. The Company's agreements with its third party service providers have terms of, or expire within, one year or less and in some cases are subject to cancellation for any reason or no reason upon short notice. Specifically, the Company does not have a written agreement with Pegasus, and its agreement with ANS Communications is currently on a month-to-month basis. Any cancellation of services, or failure to renew such services upon expiration, by any of such third party providers without notice sufficient to allow the Company to transition to a new service provider in a timely and cost-effective manner would have a material adverse effect on the Company's business, operating results and financial condition. See "-Year 2000
Compliance."

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

Risks Associated with Advertising Revenues. During 1996 and 1997 and the six months ended June 30, 1998, approximately 58%, 39% and 35%, respectively, of the Company's total revenues were derived from the sale of advertising in connection with its television programming and, to a lesser extent, its online sites. The Company expects that revenues derived from the sale of advertising on its online sites may increase in future periods in terms of absolute dollars. The Company's advertising customers may terminate their advertising commitments at any time without penalty. Consequently, the Company's advertising customers may move their advertising to competing online sites or television programs or to other traditional media quickly and at low cost, thereby increasing the Company's exposure to competitive pressures and fluctuations in net revenues and operating results. In particular, to support its television operations, which are substantially dependent on advertising revenues that historically have been derived from a very limited customer base, the Company must overcome significant competition from national syndicators and broadcast stations and cable networks to obtain advertising commitments. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract advertising customers, the Company's business, operating results and financial condition could be materially adversely affected. In particular, the Company currently anticipates that Best Buy Co., Inc. ("Best Buy") will account for a significant percentage of the Company's television advertising revenues in future periods. As is common in the television industry, the Company does not have a long-term contract or arrangement with Best Buy that guarantees advertising revenues from Best Buy. As a result, if advertising revenues from Best Buy do not materialize to the extent anticipated by the Company or if such advertising revenues materialize and Best Buy then phases out its sponsorship of the Company's television programming, overall revenues from the Company's television operations would be materially and adversely affected, which could adversely affect the Company's business operating results and financial condition.

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

Risk of System Failure; Single Site. The Company's success, in particular its ability to successfully receive and fulfill orders online and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Substantially all of the Company's computer and communications systems are located at a single facility in San Francisco, California. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company currently does not have redundant systems or a formal disaster recovery plan. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations. The occurrence of any of the foregoing risks could have a material adverse effect on the Company's business, operating results and financial condition.

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

Although the Company's television operations have had positive cash flow from operations in the past, the Company experienced negative cash flow from television operations in 1997 and in the first half of 1998 and expects to experience negative cash flow from television operations for the foreseeable future. The Company must generate substantial revenues from sales of its television programs, and, in particular, advertising sales for such programs, in order to offset the significant fixed costs associated with its television operations. The Company historically has derived advertising revenues from a limited customer base. In particular, a single customer, MCI Telecommunications Corporation ("MCI"), accounted for 49% and 58% of the Company's television advertising revenues in 1995 and 1996, respectively. Commencing in the first quarter of 1997, MCI began to phase out its sponsorship of the Company's television programming, which phase-out was completed in the quarter ended September 30, 1997. MCI continues to advertise in the Company's in-flight programming. Revenues attributable to MCI comprised 30% and 6% of the Company's total television revenues for 1997 and the six months ended June 30, 1998, respectively. Because the Company does not expect to receive any additional revenues from MCI for television sponsorships, the Company expects revenues attributable to MCI in 1998 to decrease significantly from that in 1997. In addition, the Company faces significant competition from national syndicators and broadcast and cable networks in its efforts to replace MCI's sponsorship, expand its customer base and obtain sufficient levels of advertising sales to achieve profitability in its television operations. In certain market conditions, the Company could be required to substantially lower its advertising rates in order to sell its available inventory of television time and Web advertising space. The Company currently anticipates that Best Buy Co., Inc. ("Best Buy") will account for a significant percentage of the Company's television advertising revenues in future periods. Revenues attributable to Best Buy, which began advertising with the Company in March 1998, comprised 20% of the Company's total television revenues for the six months ended June 30, 1998. As is common in the television industry, the Company does not have a long-term contract or arrangement with Best Buy that guarantees advertising revenues from Best Buy.

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

Need for Additional Capital. The Company requires substantial working capital to fund its business and expects to use a portion of the net proceeds of its initial public offering and secondary offering to fund its operating losses. In the last two years, the Company has experienced negative cash flow from operations and expects to continue to experience significant negative cash flow from operations for the foreseeable future. The Company currently anticipates that the net proceeds of its initial public offering and secondary offering, together with its existing capital resources, will be sufficient to meet the Company's capital requirements through the end of 1999, although the Company could be required, or could elect, to seek to raise additional financing during such period or thereafter, in part to fund its financial obligations to AOL, Excite and Lycos, or for other purposes. There can be no assurance that such financing will be available in sufficient amounts or on terms acceptable to the Company, if at all.

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

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the its business, operating results and financial condition.

Item 2.         Changes in Securities and Use of Proceeds.

On November 19, 1997, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-37183) was declared effective by the Securities and Exchange Commission, pursuant to which 2,500,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $11.00 per share, generating gross offering proceeds of $27.5 million. The managing underwriters were Hambrecht & Quist LLC and NationsBanc Montgomery Securities, Inc. After deducting approximately $1.9 million in underwriting discounts and $1.0 million in other related expenses, the net proceeds of the offering were approximately $24.6 million. The Company has used $6.4 million of the net proceeds of the offering for a payment to AOL under the distribution agreement with AOL, $1.5 million for payments to Excite under the distribution agreement with Excite and $1.1 million for a payment to Lycos under the distribution agreement with Lycos. The remaining $15.6 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, including the acquisition of redundant computer and communication systems, for payment of its obligations to AOL, Excite and Lycos pursuant to its agreements with AOL, Excite and Lycos, and for general corporate purposes, including working capital to fund anticipated operating losses.

Item 3.         Defaults Upon Senior Securities - Not Applicable.

Item 4.         Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May
27, 1998, at the Park Hyatt Hotel, located at 333 Battery
Street, San Francisco, California, where the following matters were submitted to a vote of the stockholders, with the results set forth below:












1.      Election of eight directors to serve until the 1999
Annual Meeting of Stockholders or until their respective successors are duly qualified and elected:

                                             Withheld or
                               In Favor        Abstained

        Thomas W. Cardy         8,839,223       12,000
        Thomas A. Cullen        8,839,223       12,000
        James J. Hornthal       8,834,423       16,800
        Theodore J. Leonsis     8,834,423       16,800
        Douglas J. Mackenzie    8,834,423       16,800
        James E. Noyes          8,834,423       16,800
        Kenneth J. Orton        8,834,023       17,200
        David S. Pottruck       8,839,223       12,000


2.      Ratification of the appointment of
PricewaterhouseCoopers LLP (formerly Coopers & Lybrand
L.L.P.) as independent accountants of the Company for the fiscal year ended December 31, 1998:

                In Favor     Opposed   Abstained

                8,848,465       100     2,658

Item 5.         Other Information.

        The Securities and Exchange Commission has recently amended Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended. As amended, Rule 14a-4(c)(1) provides that a proxy may confer discretionary authority to vote on a matter for an annual meeting of stockholders if the proponent fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement. The proxy statement for the Company's 1998 Annual Meeting of Stockholders was mailed to stockholders on April 27, 1998. Accordingly, if a proponent does not notify the Company on or before March 12, 1999 of a proposal for the 1999 Annual Meeting of Stockholders, management may use its discretionary voting authority to vote on such proposal, even if the matter is not discussed in the proxy statement for the 1999 Annual Meeting of Stockholders.

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

                              By:  /s/   BRUCE CARMEDELLE
                                   --------------------------------------
                                   Bruce Carmedelle
                                   Vice President and Corporate Controller
                                   (Principal Accounting Officer)


Date:  August 13, 1998

                                 EXHIBIT INDEX
                                 -------------


27.1 Financial Data Schedule