Form 10-Q
period 1998-09-30
PREVIEW TRAVEL INC
filed 1998-11-16
CIK 1047121

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1998       COMMISSION FILE NUMBER 000-23177

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

                                  Yes [X]   No [_]

  As of September 30, 1998, there were 13,553,550 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----



PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

               Condensed consolidated balance sheets at September 30, 1998 and December 31, 1997

               Condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997

               Condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997

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


                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                      September 30,December 31,
                                                      1998         1997
                                                      -----------  -----------
                                                      (unaudited)
                    ASSETS
Cash and cash equivalents..........................      $27,130      $27,912
Marketable securities..............................       41,843          750
Accounts receivable, net...........................        3,099        1,990
Other assets.......................................        2,735        6,087
                                                      -----------  -----------
  Total current assets.............................       74,807       36,739
Film library, net..................................        2,026        2,402
Property and equipment, net........................        5,409        3,644
                                                      -----------  -----------
  Total assets.....................................      $82,242      $42,785
                                                      ===========  ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...................................         $506       $2,189
Accrued liabilities................................        3,595        2,480
Deferred revenues..................................          166          255
Current portion of capital lease obligations.......        1,357          882
                                                      -----------  -----------
  Total current liabilities........................        5,624        5,806
Capital lease obligations, less current portion....        2,051        1,614
                                                      -----------  -----------
  Total liabilities................................        7,675        7,420


Stockholders' equity:
  Common stock.....................................           14           11
  Additional paid-in capital.......................      115,161       61,676
  Other stockholders' equity.......................         (393)        (539)
  Accumulated deficit..............................      (40,215)     (25,783)
                                                      -----------  -----------
  Total stockholders' equity.......................       74,567       35,365
                                                      -----------  -----------
Total liabilities and stockholders' equity.........      $82,242      $42,785
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

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          Three Months Ended  Nine Months Ended
                                         ------------------- -------------------
                                          Sept 30,  Sept 30,  Sept 30,  Sept 30,
                                         1998      1997      1998      1997
                                         --------- --------- --------- ---------
Revenues:
  Online................................   $3,956    $1,556    $9,435    $4,226
  Television............................    1,650     1,845     5,000     5,901
                                         --------- --------- --------- ---------
       Total revenues...................    5,606     3,401    14,435    10,127
                                         --------- --------- --------- ---------
Cost of revenues:
  Online................................    1,646       909     4,293     2,672
  Television............................    1,246     1,450     3,882     4,339
                                         --------- --------- --------- ---------
       Total cost of revenues...........    2,892     2,359     8,175     7,011
                                         --------- --------- --------- ---------
Gross profit............................    2,714     1,042     6,260     3,116
                                         --------- --------- --------- ---------
Operating expenses:
  Marketing and sales...................    5,593     2,024    15,148     4,540
  Research and development..............    1,037       501     2,619     1,202
  General and administrative............    1,745     1,031     4,711     2,954
                                         --------- --------- --------- ---------
       Total operating expenses.........    8,375     3,556    22,478     8,696
                                         --------- --------- --------- ---------
  Loss from operations..................   (5,661)   (2,514)  (16,218)   (5,580)
Interest income (expense), net..........      897       (17)    1,822         3
                                         --------- --------- --------- ---------
  Loss before income taxes..............   (4,764)   (2,531)  (14,396)   (5,577)
Income tax expense......................      (15)       (1)      (36)       (2)
                                         --------- --------- --------- ---------
Net loss................................  ($4,779)  ($2,532) ($14,432)  ($5,579)
                                         ========= ========= ========= =========

Basic and diluted net loss per share....   ($0.35)   ($1.44)   ($1.15)   ($3.24)
                                         ========= ========= ========= =========
Weighted average shares outstanding
  used in per share calculations........   13,488     1,753    12,528     1,723
                                         ========= ========= ========= =========

SUPPLEMENTAL INFORMATION
Gross bookings..........................  $57,563   $22,074  $142,965   $54,007
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

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             Nine Months Ended
                                                                 September 30,
                                                           ----------------------
                                                           1998        1997
                                                           ----------  ----------
Cash flows from operating activities:
 Net loss................................................   ($14,432)    ($5,579)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization..........................      1,369         697
  Amortization of film library...........................        822         959
  Unearned compensation..................................        107          34
  Changes related to issuance of warrants................         --         130
  Changes in operating assets and liabilities............      2,136        (457)
                                                           ----------  ----------
    Net cash provided by (used
     in) operating activities............................     (9,998)     (4,216)
                                                           ----------  ----------
Cash flows from investing activities:
 Acquisition of property and equipment...................     (1,912)       (261)
 Purchase of marketable securities.......................    (41,093)         --
 Additions to film library...............................       (446)       (530)
                                                           ----------  ----------
    Net cash used in investing
     activities..........................................    (43,451)       (791)
                                                           ----------  ----------
Cash flows from financing activities:
 Proceeds from borrowings on long-term debt..............         --       1,350
 Payment of long-term debt...............................         --      (3,350)
 Payments on equipment note..............................         --        (103)
 Payments on obligations under capital leases............       (860)       (521)
 Proceeds from repayment of stockholder notes............        141         207
 Proceeds from issuance of common stock..................      1,006         112
 Proceeds from issuance of common stock-IPO, net.........        (39)         --
 Proceeds from issuance of common stock-secondary, net...     52,419          --
 Proceeds from issuance of preferred stock...............         --      14,487
 Proceeds from stock warrant exercises...................         --         449
                                                           ----------  ----------
    Net cash provided by (used
     in) financing activities............................     52,667      12,631
                                                           ----------  ----------
     Net increase (decrease) in cash.....................       (782)      7,624
Cash and cash equivalents, beginning of period...........     27,912       6,016
                                                           ----------  ----------
Cash and cash equivalents, end of the period.............    $27,130     $13,640
                                                           ==========  ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

PREVIEW TRAVEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and Basis of Presentation

Preview Travel, Inc. (the "Company") is a leading provider of branded online travel services for leisure and small business travelers. The Company operates its own Web sites (www.previewtravel.com, www.reservations.com and www.vacations.com), the primary travel service on America Online, Inc. ("AOL") (AOL keyword: previewtravel) and co-branded travel Web sites with Excite, Inc. (City.Net) and with Lycos, Inc. ("Lycos"). Through its News Travel Network, Inc. subsidiary, the Company produces entertainment programming for broadcast and cable television and the in-flight markets. In addition to its reservation and ticketing service, the Company offers vacation packages, discount and promotional fares, travel news and destination content, including content licensed from Fodor's Travel Publications, Inc. Preview Travel, Inc. (formerly Preview Media, Inc.) was incorporated in California in March 1985 and was reincorporated in Delaware in November 1997.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.
These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Note 3 - Commitments

In September 1997, the Company entered into agreements with AOL, a related party, and Excite, Inc. ("Excite") under which these companies are obligated to deliver minimum numbers of annual page views to the Company through the online areas featuring the Company's travel services. In connection with those services, the Company has made aggregate payments to AOL and Excite totaling $9.0 million as of September 30, 1998, and is obligated to make additional aggregate payments to AOL and Excite totaling $3.1 million in 1998, $10.9 million in 1999, $12.4 million in 2000 and 2001 and $8.2 million in 2002. The Company is also obligated to pay a percentage of commissions earned by the Company in excess of certain thresholds. To retain the right to be the primary provider of travel services on AOL, the Company must achieve specified levels of annual travel service bookings.
In March 1998, the Company entered into an agreement with Lycos, a search engine provider, for distribution and promotion of the Company's online travel services. Over the two-year term of the agreement, the Company is obligated to pay minimum amounts totaling $4.3 million, of which $1.1 million has been paid as of September 30, 1998, as well as a portion of commissions earned by the Company in excess of certain thresholds under the agreement. In addition, the Company has committed to purchase approximately $500,000 in advertising on Lycos' sites, which the Company may resell to third parties.
The Company has also entered into distribution and licensing agreements with other third parties requiring the Company to make payments in the aggregate of $2.7 million during the term of such agreements, of which $364,000 has been paid as of September 30, 1998.

Note 4 - Net Income (Loss) Per Share

In accordance with the requirements of Statement of Financial
Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                          Three Months Ended  Nine Months Ended
                                         ------------------- -------------------
                                          Sept 30,  Sept 30,  Sept 30,  Sept 30,
                                         1998      1997      1998      1997
                                         --------- --------- --------- ---------
Numerator--Basic and diluted EPS
Net loss................................  ($4,779)  ($2,532) ($14,432)  ($5,579)
                                         ========= ========= ========= =========

Denominator--Basic and diluted EPS
Weighted average common stock
 outstanding............................   13,488     1,753    12,528     1,723
                                         ========= ========= ========= =========

Basic and diluted earnings per share....   ($0.35)   ($1.44)   ($1.15)   ($3.24)
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

Note 6 - Subsequent Events

Proposed Sale of Television Operations
In October 1998, the Company announced its intention to enter into an agreement with NewsNet Central, Inc. ("NNC"), under which substantially all of the assets of the Company's wholly owned subsidiary, News Travel Network, Inc. ("NTN"), will be transferred to NNC in exchange for common stock of NNC, notes and warrants to purchase additional common stock of NNC. James Hornthal, the Company's chairman of the Board of Directors is an investor in NNC. The Company expects that all of the Company's employees engaged in NTN's business will become employees of NNC upon the closing of the proposed transaction with NNC. The proposed transaction (the "Television Operations Divestiture") is expected to be completed by the end of 1998.
In addition, the Company intends to enter into a Services Agreement with NNC that will provide for the following: (a) the sublease to NNC of the Company's television operations facilities at One Beach Street in San Francisco, (b) the Company's right to act as the exclusive advertising sales representative for NTN's Travel Update programs, (c) a perpetual, nonexclusive, royalty-free license to use NTN's travel video library (including any enhancements thereto) and (d) the continued branding of NTN's "Travel News" and "Travel Update" programs with "Preview
Travel" marks.
If the Television Operations Divestiture is completed, the Company expects to incur a one-time charge of approximately $4.0 million related to the sale of the television assets. The proposed transaction is subject to approval by the Board of Directors, the execution of definitive agreements between the Company and NNC and closing of the transactions thereunder.

Adoption of Stockholder Rights Plan

In October 1998, the Board of Directors adopted a stockholders rights plan under which rights will be distributed to stockholders of record on November 12, 1998. The rights are not exercisable until ten days after a person or group announces the acquisition of 20 percent or more of the Company's outstanding Common Stock or the commencement of a tender offer which would result in ownership by the person or group of 20 percent or more of the outstanding Common Stock. Each right will entitle stockholders to buy one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $100. The Company will be entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 20 percent or more of the Company's Common Stock. If a person or group acquires 20 percent or more of The Company's Common Stock prior to redemption of the rights, the rights will entitle stockholders other than the potential acquiror to purchase, at the then current exercise price, that number of shares of the Company's Common Stock (or, in certain circumstances as determined by the Board of Directors, cash, other property or other securities) having a market value at that time of twice the exercise price. If, after the tenth day following acquisition by a person or group of 20 percent or more of the Company's Common Stock, the Company sells more than 50 percent of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiror must assume the obligations under the rights, and the rights will become exercisable to acquire common stock of the acquiror at the discounted price. Under certain circumstances, the Company's Board of Directors may also exchange the rights (other than those owned by the acquiror or its affiliates) for its Common Stock at an exchange ratio of one share of Common Stock per right.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Proposed Sale of Television Operations. In October 1998, the
Company announced its intention to enter into an agreement with NewsNet Central, Inc. ("NNC"), under which substantially all of the assets of the Company's wholly owned subsidiary, News Travel Network, Inc.
("NTN"), will be transferred to NNC in exchange for common stock of NNC, notes and warrants to purchase additional common stock of NNC. James Hornthal, the Company's chairman of the Board of Directors is an investor in NNC. The Company expects that all of the Company's employees engaged in NTN's business will become employees of NNC upon the closing of the proposed transaction with NNC. The proposed transaction (the "Television Operations Divestiture") is expected to be completed by the end of 1998. In addition, the Company intends to enter into a Services Agreement with NNC that will provide for the following: (a) the sublease to NNC of the Company's television operations facilities at One Beach Street in San Francisco, (b) the Company's right to act as the exclusive advertising sales representative for NTN's Travel Update programs, (c) a perpetual, nonexclusive, royalty-free license to use NTN's travel video library (including any enhancements thereto) and (d) the continued branding of NTN's "Travel News" and "Travel Update" programs with "Preview
Travel" marks.

If the Television Operations Divestiture is completed, the Company expects to incur a one-time charge of approximately $4.0 million related to the sale of the television assets. The Company further expects, that in 1999, as a result of the proposed transaction, the Company will not incur approximately $3.0 to $4.0 million in operating expenses previously associated with the television operations. The proposed transaction is subject to approval by the Board of Directors, the execution of definitive agreements between the Company and NNC and closing of the transactions thereunder. There can be no assurances that such agreements will be executed or that the transaction will be consummated.
Overview of Television Operations. From inception through 1994, the Company derived all of its revenues from its television operations. In 1995, 1996, 1997 and the nine months ended September 30, 1998, the Company's television operations accounted for approximately 94%, 79%, 56% and 35% of the Company's total revenues, respectively. Television revenues are derived primarily from fees associated with sales of advertising time and the licensing of travel-related news and entertainment programming. Program license revenues are recognized when all of the following conditions are met: (i) the license period begins,
(ii) the license fee and the production costs are known and (iii) the program has been accepted by the licensee and is available for telecast. Advertising revenues are recognized when all the terms of the advertising agreement are met, and advertising is shown on various media as designated by the agreement.

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

In 1995 and 1996, advertising revenue from MCI comprised 49% and 58%, respectively, of the Company's total television revenues. Commencing in the first quarter of 1997, MCI began to phase out its sponsorship of the Company's television programming, which phase-out was completed in the quarter ended September 30, 1997. MCI continues to advertise in the Company's in-flight programming. Revenues attributable to MCI comprised 30% and 7% of the Company's total television revenues for the year ended December 31, 1997 and the nine months ended September 30, 1998, respectively. Because the Company does not expect to receive any additional revenues from MCI for television sponsorships, the Company expects revenues attributable to MCI in 1998 to decrease significantly from that in 1997. The Company currently anticipates that Best Buy Co., Inc. ("Best Buy") will account for a significant percentage of the Company's television advertising revenues in future periods. Revenues attributable to Best Buy, which began advertising with the Company in March 1998, comprised 23% of the Company's total television revenues for the nine months ended September 30, 1998. As is common in the television industry, the Company does not have a long-term contract or arrangement with Best Buy that guarantees advertising revenues from Best Buy. As a result, if advertising revenues from Best Buy do not materialize to the extent anticipated by the Company or if such advertising revenues materialize and Best Buy then phases out its sponsorship of the Company's television programming, overall revenues from the Company's television operations would be materially and adversely affected, which could adversely affect the Company's business operating results and financial condition. See "Risk Factors-Risks Associated with Advertising
Revenues" and "-Risks Associated with Television Operations."

Although the Company's television operations have had positive operating cash flow in the past, the Company experienced negative operating cash flow from television operations in 1997 and in the first nine months of 1998 and expects to experience negative operating cash flow from television operations at least until completion of the Television Operations Divestiture. As a result of the amortization of the Company's film library as well as depreciation and other factors, the Company's television operations incurred a net operating loss in 1997 and in the first nine months of 1998 and the Company anticipates that its television operations will continue to incur net operating losses at least until completion of the Television Operations Divestiture. As a result of these losses and the proposed divestiture of the television operations, as well as the Company's anticipated increase in operating expenses for its online operations, the Company believes that its future success depends on its ability to significantly increase revenues from its online operations, for which it has a limited operating history. See "Risk Factors-Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit," "-Anticipated Losses and Negative Cash Flow," "-Dependence on the Travel Industry," "-
Uncertain Acceptance of the Preview Travel Brand; Dependence on Increased Bookings," "-Dependence on Continued Growth of Online Commerce," "-
Risks Associated with Advertising Revenues," "-Management of Potential Growth," "-Risks Associated with Television Operations" and "-Risks Associated with International Expansion."

Overview of Online Operations. The Company's online revenues are predominantly comprised of commissions paid by airlines, hotels, rental car agencies, cruise lines and vacation packagers (collectively, "travel suppliers") for travel services booked through the Company, segment fees received from its GDS supplier and the sale of advertisements on the Company's online sites. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues for air travel, hotel rooms, car rentals and vacation packages, net of allowances for cancellations, are recognized upon the confirmation of the reservation. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier, which generally reflects the performance for a prior quarterly period.

The Company commenced its online airline reservation service in May 1996 and enhanced the service to include hotels and car rentals in the first half of 1997. In July 1998, the Company began offering real-time bookings of vacation and cruise packages through strategic partnerships with American Airlines Vacations and Royal Caribbean Cruises Ltd. The Company's online travel services have experienced substantial growth since the Company first enabled customers to book travel services online in May 1996. Gross bookings of travel services online increased from approximately $2.8 million in the second quarter of 1996 to $57.6 million in the third quarter of 1998, which resulted in online revenues, including advertising revenue, of approximately $424,000 and $4.0 million, respectively, for the corresponding periods. The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. During the quarter ended June 30, 1997, the commissions paid by most of the major airlines for online reservations was changed from a typical base rate of approximately 8% to approximately 5% (excluding overrides). In addition, in a continuation of this trend, in the first half of 1998, one major airline reduced its fixed rate commission structure for online roundtrip ticket sales to ten dollars and a second major airline further reduced its cap (the maximum amount of commissions paid per ticket) on per-roundtrip ticket commissions payable for online ticket sales to ten dollars. These reductions were followed by similar reductions made by other smaller airlines. The Company expects that its weighted average commission on online transaction revenue will decline as a result of these reductions. Currently, the Company earns an average commission of approximately 4% on the sale of airline tickets. During the first quarter of 1998, one hotel chain eliminated commissions paid to the Company and other online travel service providers for online bookings. In response, the Company discontinued offering bookings for that hotel chain. There can be no assurance that other hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors-Reliance on Travel Suppliers; Potential Adverse Changes in Commission Payments."

Travel services sold through the AOL network (including the primary
AOL service and AOL.COM) accounted for 62%, 52%, 38% and 35% of the Company's gross bookings for the three months ended December 31, 1997, March 31, 1998, June 30, 1998 and September 30, 1998, respectively. The decline in the percentage of gross bookings sold through the AOL network is due to faster growth in gross bookings sold through the Company's own Web site. Travel services sold through Excite accounted for 15%, 16%, 18% and 15% of the Company's gross bookings for the three months ended December 31, 1997, March 31, 1998, June 30, 1998 and September 30, 1998,
respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services, and the Lycos agreement is expected to represent a significant distribution channel in the future. Any termination of any or all of the Company's agreements with AOL, Excite or Lycos would likely have a material adverse effect on the Company's business, operating results and financial condition. Since launching its online operations, the Company's cost of revenues and operating expenses have grown substantially and are expected to continue to grow substantially in absolute dollars for the foreseeable future. In particular, the Company's agreements with AOL, Excite and Lycos require minimum aggregate payments of approximately $60.3 million during the terms of such agreements in exchange for their providing distribution, marketing and other services. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL, Excite and Lycos. Further, there can be no assurance that the Company will satisfy the minimum levels of travel services bookings, or provide satisfactory content on the specified time schedule, required to maintain the AOL and Excite agreements. Failure to do either of the foregoing would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors-Reliance on Distribution Agreements with America Online, Excite and Lycos" and "-Risk of Termination of Distribution Agreement with America Online."

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

Anticipated Losses. The Company has incurred significant operating losses and, as of September 30, 1998, had an accumulated deficit of $40.2 million. The Company believes that its success will to a large part depend on its ability to greatly increase sales volume to realize economies of scale. As the Company increases its investments in product development, advertising, international expansion, customer service and facilities, the Company expects to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future, and the rate at which such losses will be incurred is expected to increase significantly from current levels, resulting in corresponding decreases in working capital, total assets and stockholders' equity. In particular, the Company's operating expenses are expected to increase substantially in 1998 as compared to 1997, primarily due to commencement of the Company's payment obligations to AOL, Excite, Lycos and other strategic partners and promotional and marketing expenses for the Company's online travel services, resulting in corresponding increases in operating losses and decreases in working capital, total assets and stockholders' equity. See "Risk Factors-Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit" and "-Anticipated Losses and Negative Cash Flow."

Results Of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's condensed consolidated statement of operations to total revenues, except as indicated:

                                          Three Months Ended  Nine Months Ended
                                         ------------------- -------------------
                                          Sept 30,  Sept 30,  Sept 30,  Sept 30,
                                         1998      1997      1998      1997
                                         --------- --------- --------- ---------
Revenues:
  Online................................     70.6%     45.8%     65.4%     41.7%
  Television............................     29.4%     54.2%     34.6%     58.3%
                                         --------- --------- --------- ---------
       Total revenues...................    100.0%    100.0%    100.0%    100.0%
                                         --------- --------- --------- ---------
Cost of revenues:
  Online................................     29.4%     26.7%     29.7%     26.4%
  Television............................     22.2%     42.7%     26.9%     42.8%
                                         --------- --------- --------- ---------
       Total cost of revenues...........     51.6%     69.4%     56.6%     69.2%
                                         --------- --------- --------- ---------
Gross profit............................     48.4%     30.6%     43.4%     30.8%
                                         --------- --------- --------- ---------
Operating expenses:
  Marketing and sales...................     99.8%     59.5%    104.9%     44.8%
  Research and development..............     18.5%     14.7%     18.1%     11.9%
  General and administrative............     31.1%     30.3%     32.8%     29.2%
                                         --------- --------- --------- ---------
       Total operating expenses.........    149.4%    104.5%    155.8%     85.9%
                                         --------- --------- --------- ---------
  Loss from operations..................   -101.0%    -73.9%   -112.4%    -55.1%
Interest income (expense), net..........     16.0%     -0.5%     12.7%      0.0%
                                         --------- --------- --------- ---------
  Loss before income taxes..............    -85.0%    -74.4%    -99.7%    -55.1%
Income tax expense......................      0.2%      0.0%      0.3%      0.0%
                                         --------- --------- --------- ---------
Net loss................................    -85.2%    -74.4%   -100.0%    -55.1%
                                         ========= ========= ========= =========

AS A PERCENTAGE OF RELATED REVENUES:
Cost of online revenues.................     41.6%     58.4%     45.5%     63.2%
Cost of television revenues.............     75.5%     78.6%     77.6%     73.5%

Comparison of Three Months and Nine Months Ended September 30, 1998 and
1997

   Revenues

Online Revenues. Online revenues were $4.0 million and $9.4 million for the third quarter and first nine months of 1998, respectively, which represent increases of 154% and 123% when compared to the corresponding periods in 1997. The increases were due primarily to increases in the Company's customer base and increases in paid advertising on the Company's Web site, partially offset by lower commissions paid to online travel services by certain airlines. The Company's database of customer profiles grew from approximately 2.1 million profiles as of September 30, 1997 to over 5.6 million profiles as of September 30, 1998. As a result of the reductions in commissions paid on online sales of tickets by certain airlines, the Company anticipates that the average commissions paid to the Company for airline tickets as a percentage of gross bookings will decline in future periods. Online advertising revenues were $1.0 million and $1.8 million for the third quarter and first nine months of 1998, respectively, which represent increases of 452% and 415% when compared to the corresponding periods in 1997. Gross bookings were $57.6 million and $143.0 million for the third quarter and first nine months of 1998, respectively, which represent increases of 161% and 165% when compared to the corresponding periods in 1997. The increases in gross bookings were due primarily to the expansion of the Company's travel service offerings, strategic relationships and customer base, as well as repeat purchases by existing customers. Visits to the Company's online areas were 22.2 million and 63.1 million for the third quarter and first nine months of 1998, respectively, which represent increases of 150% and 258% when compared to the corresponding periods in 1997.

During the third quarter of 1998, the percentage of online revenues derived from airline commissions, nonairline commissions and the sale of advertising on the Company's online sites was 55%, 20% and 25%, respectively, as compared to 62%, 24% and 11%, respectively, during the third quarter of 1997. In addition, during the third quarter of 1997, 3% of online revenues were derived from fees paid by AOL to the Company for AOL connect time. Fees for AOL connect time were not paid to the Company after the Company entered into a new distribution agreement with AOL in the third quarter of 1997. During the first nine months of 1998, the percentage of online revenues derived from airline commissions, nonairline commissions and the sale of advertising on the Company's online sites was 61%, 20% and 19%, respectively, as compared to 73%, 13% and 8%, respectively, during the first nine months of 1997. In addition, during the first nine months of 1997, 6% of online revenues were derived from fees paid by AOL to the Company for AOL connect time.

For the fourth quarter 1998, the Company expects that seasonality and the performance of the Company's distribution agreements will moderate growth in gross bookings and online revenues.

In 1996, the Company marketed its travel services primarily through AOL. The Company expanded its online presence beyond AOL by marketing its own Web site and by entering into strategic relationships with Excite in 1997 and with Lycos in March 1998. The Company's gross bookings from Excite, Lycos and the Web comprised approximately 65% and 60% of the Company's total gross bookings for the third quarter and first nine months of 1998, respectively.

Television Revenues. Television revenues were $1.7 million and $5.0 million for the third quarter and first nine months of 1998, respectively, which represent decreases of 11% and 15% when compared to the corresponding periods in 1997, due primarily to decreases in cable television sales and facilities rental revenue. The Company expects television revenues to continue to decline in the fourth quarter of 1998 compared to the same period in 1997. Advertising revenues constitute a majority of the Company's television revenues and comprised 70% and 61% of television revenues in the third quarters of 1998 and 1997, respectively, and 68% and 64% of television revenues in the first nine months of 1998 and 1997, respectively.

   Cost of Revenues

Cost of Online Revenues. Cost of online revenues includes equipment and staffing costs associated with operating the Company's transaction system and customer reservation center, GDS charges, printing and delivery costs for tickets and costs associated with errors in ticket fulfillment. Cost of online revenues was $1.6 million and $4.3 million for the third quarter and first nine months of 1998, respectively, which represents increases of 81% and 61% when compared to the corresponding periods in 1997, primarily due to the increased volume of transactions in the third quarter and first nine months of 1998. As a percentage of online revenues, cost of online revenues decreased from 58.4% in the third quarter of 1997 to 41.6% in the third quarter of 1998 and from 63.2% in the first nine months of 1997 to 45.5% in the first nine months of 1998. The Company's average cost per transaction declined from approximately $12.40 in the third quarter of 1997 to approximately $8.10 in the third quarter of 1998, due to economies of scale resulting from increased transaction volumes, an increase in the number of electronic air tickets issued, which have a lower per transaction fulfillment cost than regular air tickets, and an increase in the number of car and hotel reservations, both of which typically have lower per transaction fulfillment costs than airline transactions.

Cost of Television Revenues. Cost of television revenues includes advertising agency commissions, staffing costs, costs of custom productions that have a limited useful life, amortization costs relating to the Company's film library and the costs of purchasing commercial advertising time to fulfill advertiser requirements. Cost of television revenues was $1.2 million and $3.9 million for the third quarter and first nine months of 1998, respectively, which represents decreases of 14% and 11% when compared to the corresponding periods in 1997. These decreases were due primarily to reduced production activity and cost reductions implemented at the end of 1997. As a percentage of television revenues, cost of television revenues decreased from 78.6% in the third quarter of 1997 to 75.5% in the third quarter of 1998 and increased from 73.5% in the first nine months of 1997 to 77.6% in the first nine months of 1998 due to the allocation of costs over a variable revenue base. Film library amortization was $274,000 and $317,000 in the third quarter of 1998 and 1997, respectively, and $822,000 and $959,000 in the first nine months of 1998 and 1997, respectively.

   Operating Expenses

Marketing and Sales. Marketing and sales expenses consist primarily of payroll and related expenses, consulting fees, advertising, public relations and promotional expenditures and costs relating to the development and acquisition of content and distribution for the Company's online sites. Marketing and sales expenses were $5.6 million and $15.1 million for the third quarter and first nine months of 1998, respectively, which represent increases of 176% and 234% when compared to the corresponding periods in 1997. As a percentage of total revenues, marketing and sales expenses increased from 59.5% in the third quarter of 1997 to 99.8% in the third quarter of 1998 and from 44.8% in the first nine months of 1997 to 104.9% in the first nine months of 1998. The increase in marketing and sales expenses was attributable primarily to expenses associated with the Company's online operations, including the hiring of additional personnel for development of online content, expenditures related to the Company's strategic agreements with AOL, Excite and Lycos and increased advertising expenditures. The Company continues to pursue an aggressive branding and marketing campaign, including significant advertising expenditures. In addition, the Company is obligated to make minimum payments totaling $56 million to AOL and Excite over the term of its agreements with AOL and Excite, and $4.3 million to Lycos over the two-year term of its agreement with Lycos, which payments will be accounted for as marketing and sales expense. As a result, the Company expects marketing and sales expenses to increase substantially from the third to the fourth quarter of 1998.

Research and Development. Research and development expenses consist principally of personnel and equipment expenses and consulting fees for development and enhancement of the Company's transaction processing system and online services, such as its Destinations Guides with Fodor's and online vacations booking capability, costs of content development in connection with the Company's strategic relationships with Excite, AOL and Lycos, and costs associated with network operations, systems and telecommunications infrastructure. Research and development expenses were $1.0 million and $2.6 million for the third quarter and first nine months of 1998, respectively, which represent increases of 107% and 118% when compared to the corresponding periods in 1997. As a percentage of total revenues, research and development expenses rose from 14.7% in the third quarter of 1997 to 18.5% in the third quarter of 1998 and from 11.9% in the first nine months of 1997 to 18.1% in the first nine months of 1998. The increase in research and development expenses was attributable primarily to increased staffing and consulting fees, as well as increased costs related to enhancing the capacity, features, content and functionality of the Company's online services and enhancing or updating transaction-processing systems. The Company believes that continued investment in research and development is critical to attaining the Company's strategic objectives and, as a result, expects research and development expenses to increase significantly in absolute dollars in future periods.

General and Administrative. General and administrative expenses consist of payroll and related expenses for management, accounting and administrative personnel, recruiting, professional services, facilities, director and officer insurance, investor relations and other general corporate expenses. General and administrative expenses were $1.7 million and $4.7 million for the third quarter and first nine months of 1998, respectively, which represent increases of 69% and 59% when compared to the corresponding periods in 1997. As a percentage of total revenues, general and administrative expenses rose from 30.3% in the third quarter of 1997 to 31.1% in the third quarter of 1998 and from 29.2% in the first nine months of 1997 to 32.8% to the first nine months of 1998. The increase in general and administrative expenses was due primarily to increased salaries and expenses associated with the hiring of personnel related to the expansion of the Company's online operations and expenses associated with being a public company. The Company expects general and administrative expenses to increase significantly from the third to the fourth quarter of 1998 due to increased expenses for facilities, professional services, stockholder expenses and other corporate expenses.

Deferred Compensation. The Company grants stock options to hire and retain employees. With respect to the grant of certain stock options to employees in 1997, the Company recorded aggregate deferred compensation of $570,000 in the third quarter of 1997. Deferred compensation is recorded as a reduction of stockholders' equity and is amortized ratably over the vesting period of the applicable options, generally four years. Amortization of deferred compensation in the third quarter and first nine months of 1998 for options granted was $35,000 and $107,000, respectively, and was $34,000 for both the third quarter and the first nine months of 1997. The Company currently expects to record amortization of deferred compensation for options granted of approximately $143,000, $143,000, $143,000 and $71,000 for 1998
(including the amount for the first nine months of 1998 set forth above), 1999, 2000 and 2001, respectively. The amortization of deferred compensation will be recorded as general and administrative expenses in such periods.

   Interest Income (Expense)

Interest income, net of interest expense, was $0.9 million and $1.8 million for the third quarter and first nine months of 1998, respectively, compared to net interest expense of $17,000 and net interest income of $3,000 for the corresponding periods in 1997. Interest expense is comprised primarily of interest on capital lease obligations. The increase in net interest income was attributable primarily to a reduction on borrowings under the Company's line of credit and interest income earned on higher cash and marketable securities balances in the first nine months of 1998, primarily from an equity financing completed in September 1997 and net proceeds from the Company's initial public offering in November 1997 and secondary public offering in May 1998.

   Income Taxes

The provision for income taxes recorded in the second quarter and first nine months of 1998 represents minimum state tax expense and Delaware franchise taxes. The Company expects to incur a net loss for 1998; therefore, no provision for federal income taxes has been recorded for the first nine months of 1998.


Liquidity and Capital Resources

In November 1997, the Company completed an initial public offering of its common stock, resulting in net proceeds to the Company of approximately $24.6 million. Additionally, in May 1998, the Company completed a secondary public offering of its common stock, resulting in net proceeds to the Company of approximately $52.5 million. Prior to the two public offerings, the Company had financed its operations primarily through private sales of common stock, convertible preferred stock and convertible notes, which totaled $34.7 million in aggregate net proceeds through 1997. As of September 30, 1998, the Company also had a $2.0 million line of credit, of which approximately $1.1 million was available, based on 80% of the Company's qualifying accounts receivable.

Cash used in operating activities was $10.0 million in the first nine months of 1998, attributable primarily to a net loss of $14.4 million, partially offset by depreciation of $1.4 million and film library amortization of $822,000, as well as a decrease in net operating assets. Cash used in investing activities in the first nine months of 1998 consisted primarily of $41.1 million for the purchase of marketable securities and $1.9 million for the acquisition of property and equipment. Cash provided by financing activities in the first nine months of 1998 of $52.7 million consisted primarily of proceeds from the Company's secondary stock offering.

As of September 30, 1998, the Company had $27.1 million of cash and cash equivalents and $41.8 million of marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under the agreements with AOL, Excite, Lycos and other strategic partners and under its lease obligations. Although the Company has no material commitments for capital expenditures, it anticipates an increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. The Company may establish additional operations as it expands globally. In addition, pursuant to its arrangement with AOL, the Company is obligated to make minimum payments totaling $32 million, of which $7.5 million had been paid as of September 30, 1998, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Excite, the Company is obligated to make minimum payments totaling $24 million, of which $1.5 million had been paid as of September 30, 1998, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Lycos, the Company is obligated to make minimum payments totaling $4.3 million, of which $1.1 million had been paid as of September 30, 1998 and to pay a percentage of commissions earned by the Company in excess of certain thresholds. In addition, the Company is required to develop content areas featured on AOL, Excite and Lycos sponsored primarily by advertising revenues, of which the Company is entitled to receive a share. However, there can be no assurance that the Company will receive significant revenues, if any, from such payments. See "Risk Factors-Reliance on Distribution Agreements with America Online, Excite and Lycos" and "-Risk of Termination of Distribution Agreement with AOL."

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


Year 2000

The Year 2000 issue relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the Year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could include, among other things, the inability to process transactions or conduct normal business activities and could have a material adverse effect on the Company.

The Company's process towards Year 2000 readiness includes planning, assessment, testing and renovation. The Company is currently assessing its internal computer programs and systems to ensure that such programs and systems will be Year 2000 compliant. Based on its review to date, the Company has not uncovered any significant computer programs or systems which would not become year 2000 compliant in a timely manner. The Company continues to review its internal systems for year 2000 issues and expects to begin the testing phase in early 1999. The estimated cost of these efforts are not expected to have a material adverse effect on the Company's business, operating results or financial condition.

The Company has also initiated contact with key suppliers whose computer systems' functionality could impact the Company's ability to conduct business. The Company is dependent upon certain third party service providers including, without limitation, the Apollo GDS system, AOL, ANS Communications, Geonet Communications and Pegasus. Any interruption of such services due to such providers' failure to be Year 2000 compliant would be disruptive to the Company's business and could have a material adverse effect on the Company's business, operating results and financial condition. In particular, the Company is substantially dependent on the Year 2000 compliance of the Apollo GDS system, the failure of which could, in the worst case, prevent the Company's customers from being able to reserve airline tickets, car rentals and other travel services, which would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company believes it could take up to one year and require substantial expenditures to fully transition the Company's travel services to an alternative GDS System. Similarly, the failure by Pegasus to be Year 2000 compliant could prevent the Company's customers from being able to reserve hotel rooms, which could have a material adverse effect on the Company's business, operating results and financial condition. Currently, the Company has not yet developed a contingency plan to address the risk of failure of such service providers to be Year 2000 compliant.

The foregoing assessment of the impact of the Year 2000 issue problem on the Company is based on management's best estimates at the present time, and could change substantially. The assessment is based upon numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.


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


Risk Factors

In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

Limited Operating History of Online Business; History of Net
Operating Losses; Accumulated Deficit. The Company incurred net losses of $4.9 million, $5.6 million, $10.2 million and $14.4 million in 1995, 1996 and 1997 and the nine months ended September 30, 1998, respectively. As of September 30, 1998, the Company had an accumulated deficit of approximately $40.2 million. The Company's television programming operations, which represented 56% and 35% of its total revenues in 1997 and the nine months ended September 30, 1998, respectively, have incurred net operating losses in each of the last three years, and the Company anticipates that its television programming operations will incur a net operating loss for the fourth quarter of 1998. The Company initiated its online operations in 1994, first recognized revenues from its online operations in the first quarter of 1995 and booked its first airline ticket reservations online in the second quarter of 1996. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets such as online commerce. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

Furthermore, the Company's significant investment in the AOL, Excite and Lycos relationships is based on the continued positive market presence, reputation and anticipated growth of AOL, Excite and Lycos, as well as the commitment by each of AOL, Excite and Lycos to deliver specified numbers of annual page views or impressions. Any decline in the significant market presence, business or reputation of AOL, Excite or Lycos, or the failure of AOL, Excite or Lycos to deliver the specified numbers of annual page views, will reduce the value of these strategic agreements to the Company and will likely have a material adverse effect on the business, operating results and financial condition of the Company. In addition, while the Company and both Lycos and Excite have agreed to cooperate on advertising, AOL and the Company have the right to separately pursue and sell advertising in the Company's content areas distributed through AOL. There can be no assurance that the Company and AOL will not compete for limited travel supplier advertising revenues. Travel services sold through the AOL Network (including the primary AOL service and AOL.COM) accounted for 62%, 52%, 38% and 35% of the Company's gross bookings for the three months ended December 31, 1997, March 31, 1998, June 30, 1998 and September 30, 1998, respectively. Travel services sold through Excite accounted for 15%, 16%, 18% and 15% of the Company's gross bookings for the three months ended December 31, 1997, March 31, 1998, June 30, 1998 and September 30, 1998, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services, and the Lycos arrangement is expected to represent a significant distribution channel in the future. Any termination of any or all of the Company's agreements with AOL, Excite and Lycos would likely have a material adverse effect on the Company's business, operating results and financial condition.

Except for its arrangements with AOL, Excite and Lycos, the Company has no other significant long-term distribution arrangements with any other service provider on the Internet or commercial online services and accordingly must rely on search engines, directories and other navigational tools which significantly affect traffic to the Company's online sites. There can be no assurance that such cooperation will be available to the Company on acceptable commercial terms or at all or that such relationships will not already be established with the Company's competitors. If the Company is unable to maintain satisfactory relationships with AOL, Excite or Lycos, or if the Company is unable to develop and maintain satisfactory relationships with additional third parties on acceptable commercial terms, or if the Company's competitors are better able to leverage such relationships, the Company's business, operating results and financial condition could be materially adversely affected.

Risk of Termination of Distribution Agreement with America Online.
The Company's future success depends in part upon its ability to maintain its distribution agreement with AOL. The Company's distribution agreement with AOL may be terminated by AOL in the event that the Company fails to make certain minimum payments to AOL, fails to achieve specified levels of travel services bookings or breaches its database services agreement with AOL pursuant to which the Company is required to develop and manage a travel-related destinations database for AOL. In particular, the Company must achieve specified annual levels of travel services bookings, for which the Company was in compliance with the first annual measurement date occurring in September 1998. There can be no assurance that the Company will be able to meet its significant financial obligations to AOL, achieve the specified minimum levels of travel services bookings, or deliver satisfactory content to the database. Failure to do any of the foregoing could result in the termination by AOL of the Company's distribution agreement with AOL, which would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

In 1997, the major U.S. airlines reduced the commission rate payable for online reservations from approximately 8% to approximately 5%, which had a material adverse effect on the Company's results of operations in 1997 and the nine months ended September 30, 1998. In addition, in the first half of 1998 one major airline reduced its fixed rate commission structure for online roundtrip ticket sales to ten dollars and a second major airline further reduced its cap (the maximum amount of commissions paid per ticket) on per-roundtrip ticket commissions payable for online ticket sales to ten dollars. These reductions were followed by similar reductions made by other smaller airlines. The Company expects that its weighted average commission on online transaction revenue will decline as a result of these reductions. There can be no assurance that airlines or other of the Company's travel suppliers will not further reduce the amount of compensation payable to the Company and other online service providers.

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

In addition to the traditional travel agency channel, most travel suppliers also sell their services directly to customers, predominantly by telephone. As the market for online travel services grows, the Company believes that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies and travel industry information providers, will increase their efforts to develop services that compete with the Company's services. Most major airlines, car rental companies and hotel chains offer travel services directly through their own Web sites, including travel services from other travel suppliers, eliminating the need to pay commissions to third parties such as the Company. The Company is unable to anticipate which other companies are likely to offer competitive services in the future. There can be no assurance that the Company's online operations will compete successfully with any current or future competitors.

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

Risks Associated with Advertising Revenues. During 1996 and 1997 and the nine months ended September 30, 1998, approximately 58%, 39% and 36%, respectively, of the Company's total revenues were derived from the sale of advertising in connection with its television programming and its online sites. The Company's advertising customers may terminate their advertising commitments at any time without penalty. Consequently, the Company's advertising customers may move their advertising to competing online sites or television programs or to other traditional media quickly and at low cost, thereby increasing the Company's exposure to competitive pressures and fluctuations in net revenues and operating results. In particular, to support its television operations, which are substantially dependent on advertising revenues that historically have been derived from a very limited customer base, the Company must overcome significant competition from national syndicators and broadcast stations and cable networks to obtain advertising commitments. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract advertising customers, the Company's business, operating results and financial condition could be materially adversely affected. In particular, the Company currently anticipates that Best Buy Co., Inc. ("Best Buy") will account for a significant percentage of the Company's television advertising revenues in future periods. As is common in the television industry, the Company does not have a long-term contract or arrangement with Best Buy that guarantees advertising revenues from Best Buy. As a result, if advertising revenues from Best Buy do not materialize to the extent anticipated by the Company or if such advertising revenues materialize and Best Buy then phases out its sponsorship of the Company's television programming, overall revenues from the Company's television operations would be materially and adversely affected, which could adversely affect the Company's business operating results and financial condition.

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

Although the Company's television operations have had positive cash flow from operations in the past, the Company experienced negative cash flow from television operations in 1997 and in the first nine months of 1998 and expects to experience negative cash flow from television operations at least through the completion of the Television Operations Divestiture. The Company must generate substantial revenues from sales of its television programs, and, in particular, advertising sales for such programs, in order to offset the significant fixed costs associated with its television operations. The Company historically has derived advertising revenues from a limited customer base. In particular, a single customer, MCI Telecommunications Corporation ("MCI"), accounted for 49% and 58% of the Company's television advertising revenues in 1995 and 1996, respectively. Commencing in the first quarter of 1997, MCI began to phase out its sponsorship of the Company's television programming, which phase-out was completed in the quarter ended September 30, 1997. MCI continues to advertise in the Company's in-flight programming. Revenues attributable to MCI comprised 30% and 7% of the Company's total television revenues for 1997 and the nine months ended September 30, 1998, respectively. Because the Company does not expect to receive any additional revenues from MCI for television sponsorships, the Company expects revenues attributable to MCI in 1998 to decrease significantly from that in 1997. In addition, the Company faces significant competition from national syndicators and broadcast and cable networks in its efforts to replace MCI's sponsorship, expand its customer base and obtain sufficient levels of advertising sales to achieve profitability in its television operations. In certain market conditions, the Company could be required to substantially lower its advertising rates in order to sell its available inventory of television time and Web advertising space. The Company currently anticipates that Best Buy Co., Inc. ("Best Buy") will account for a significant percentage of the Company's television advertising revenues in future periods. Revenues attributable to Best Buy, which began advertising with the Company in March 1998, comprised 23% of the Company's total television revenues for the nine months ended September 30, 1998. As is common in the television industry, the Company does not have a long-term contract or arrangement with Best Buy that guarantees advertising revenues from Best Buy.

As a result, if advertising revenues from Best Buy do not materialize to the extent anticipated by the Company or if such advertising revenues materialize and Best Buy then phases out its sponsorship of the Company's television programming, overall revenues from the Company's television operations would be materially and adversely affected, which could adversely affect the Company's business, operating results and financial condition. The Company expects revenues from its television operations to decline in 1998 relative to 1997.
There can be no assurance that the Company will generate sufficient revenues from the licensing of its television programs and sale of advertising to achieve profitability, and the failure to do so or to complete the Television Operations Divestiture could have a material adverse effect on the Company's business, operating results and financial condition.

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

Antitakeover Effect of Certain Charter Provisions;
StockholderRights Plan The Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock, which could have an adverse impact on the market price of the Common Stock. The Company has no present plans to issue shares of Preferred Stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock.

In October 1998, the Company's Board of Directors adopted a stockholder rights plan. This plan provides stockholders with special purchase rights under certain circumstances,including if any person or group acquires 20 percent or more of the Company's common stock. This plan could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or of making the Company less attractive to a potential acquiror of, a majority of the outstanding voting stock of the Company, and may complicate or discourage a takeover of the Company.


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

On October 28, 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of the Company's Common Stock outstanding on November 12, 1998 (the "Record Date") and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on October 28, 2008. The rights are initially attached to the Company's Common Stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires beneficial ownership of 20 percent or more of the Company's Common Stock, or announces an intention to make a tender offer for the Company's Common Stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the "Distribution Date") and will thereafter trade separately from the Common Stock. After the Distribution Date, each right may be exercised for 1/1000th of a share of Series A Participating Preferred Stock ("Series A Preferred Stock") at an exercise price of $100. In connection with the adoption of the plan, the Board of Directors also amended certain provisions of the Company's Bylaws relating to the notice requirements for the nomination of persons for election to the Board of Directors and the proposal of business to be transacted at annual meetings of stockholders and the ability to call special meetings of the Company's stockholders.


Item 3.         Defaults Upon Senior Securities - Not Applicable.


Item 4.         Submission of Matters to a Vote of Security Holders.

                        None.

Item 5.         Other Information.

        None.

Item 6.         Exhibits and Reports on Form 8-K.

(a)     Exhibits:

Exhibit 3.2 -  Bylaws (as amended on October 28, 1998)

Exhibit 3.4 -  Certificate of Designation of Rights,
Preferences and Priveleges of Series A Participating Preferred Stock

Exhibit 10.21 - Preferred Shares Rights Agreement dated October 29, 1998

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

Preview Travel, Inc.






By:
/s/   KENNETH R. PELOWSKI

Kenneth R. Pelowski
Executive Vice President,
Finance and Administration,
and Chief Financial Officer
(Principal Financial Officer)




By:
/s/   BRUCE CARMEDELLE

Bruce Carmedelle
Vice President and Corporate
Controller  (Principal Accounting Officer)


Date:  November 16, 1998

EXHIBIT INDEX

3.2       Bylaws (as amended on October 28, 1998)

3.4       Certificate of Designation of Rights, Preferences and
Priveleges of Series A Participating Preferred Stock

10.21   Preferred Shares Rights Agreement dated October 29, 1998

27.1     Financial Data Schedule