Form 10-K
period 1998-12-31
PREVIEW TRAVEL INC
filed 1999-03-31
CIK 1047121

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $186,000,000 as of March 12, 1999, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 13,807,683 shares of the registrant's Common Stock issued and outstanding as of March 12, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement relating to the Company's 1999 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

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

Introduction

     Preview Travel, Inc. ("Preview Travel" or the "Company") is a leading provider of branded online travel services for leisure and small business travelers. The Company operates its own Web site (www.previewtravel.com), the primary travel service on America Online, Inc. ("AOL") (AOL keyword: previewtravel), a co-branded travel Web site with Excite, Inc. ("Excite") (City.Net) and a travel reservation service and co-branded Web site with Lycos, Inc. ("Lycos"). The Company offers one-stop travel shopping and reservation services, providing reliable, real-time access to schedule, pricing and availability information for over 500 airlines, 25,000 hotels and all major car rental companies. The Company's proprietary technology and user-friendly interface enable customers to easily and quickly access travel information 24 hours a day, seven days a week, to make informed choices about their travel purchases. In addition to its reservation and ticketing service, the Company offers vacation packages, discounted and promotional fares, travel news and destination content, including content licensed from Fodor's Travel Publications, Inc. ("Fodor's"). The Company complements its compelling content and user-friendly interface with a high level of customer service.

     To broaden its online presence and build brand recognition, the Company has entered into various strategic relationships. In 1997, the Company entered into long-term agreements with AOL, the leading online service provider with over 16 million members, and Excite, a leading search engine provider. The Company is AOL's primary and preferred provider of online travel services and the exclusive provider of travel reservations services on Excite's Travel Channel (City.Net). In February 1998, the Company launched its Destinations Guides feature created with content licensed from Fodor's. In March 1998, the Company entered into a two-year agreement with Lycos, another leading search engine provider, under which the Company will be the exclusive multiservice provider of travel reservations on Lycos' Travel Web Guide and Travel Network. Through such strategic agreements, the Company's travel services are prominently featured on the AOL, Excite and Lycos travel channels and contextually integrated throughout the AOL, Excite and Lycos services.

     Since launching its online booking service in May 1996, the Company has experienced significant growth in its gross bookings. As of December 31, 1998,
6.4 million users had registered on the Company's online sites, and over $300 million in gross bookings of travel services had been purchased by approximately 454,000 customers in over 937,000 transactions.

     On December 31, 1998, the Company completed a transaction pursuant to which substantially all of the assets of the Company's television business, as operated by the Company's wholly owned subsidiary, News Travel Network, Inc. ("NTN"), were transferred to NewsNet Central, Inc. The Company currently holds a minority equity interest in NewsNet Central, Inc. Prior to this transaction, through its NTN division, Preview Travel produced entertainment programming for broadcast and cable television and the in-flight market. NTN also produced 90-second news inserts for local television station newscasts.

     Preview Travel, Inc. (formerly Preview Media, Inc.) was incorporated in California in March 1984 and was reincorporated in Delaware in November 1997. The Company's principal corporate offices are located at 747 Front Street, San Francisco, California 94111. Its telephone number is (415) 439-1200.

Industry Background

 Growth of the Internet and Online Commerce

     The Internet and commercial online services such as AOL have emerged as significant global communications media enabling millions of people to share information and conduct business electronically. A number of factors have contributed to the growth of the Internet and commercial online services usage, including the large and growing installed base of advanced personal computers in the home and workplace, improvements in network infrastructure, easier, faster and cheaper access to the Internet and commercial online services, the introduction of alternative Internet access devices and increased awareness of the Internet and commercial online services among consumer and business users. Jupiter Communications estimates that the number of online users in the United States will grow from approximately 37 million in 1996 to approximately 99 million in 2001.

     The functionality and accessibility of the Internet and commercial online services have made them an increasingly attractive commercial medium by providing features that historically have been unavailable through traditional channels. For example, the Internet and commercial online services provide users with convenient access to large volumes of dynamic data to support their investment, purchase and other decisions. Online retailers are able to communicate effectively with customers by providing frequent updates of featured selections, content, pricing and visual presentations and provide tailored services by capturing valuable data on customer tastes, preferences, shopping and buying patterns. Unlike most traditional distribution channels, online retailers do not have the burden of managing and maintaining numerous local facilities to provide their services on a global scale. In contrast, online retailers benefit from the relatively low cost of reaching and electronically serving customers worldwide from a central location. Because of these advantages, an increasingly broad base of products and services is being sold online, including books, brokerage services, computers and music, as well as travel services. In April 1998, Jupiter Communications estimated that the total value of services and products sold over the Web by retailers, catalogers and online merchants of approximately $2.7 billion in 1997 will increase to approximately $26.5 billion by 2001.

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

  The Traditional Travel Industry

     The travel industry is large and growing, with travelers in the United States spending over $502 billion on travel and tourism in 1997 according to the Travel Industry Association of America. Historically, airlines, hotels, rental car agencies, cruise lines and vacation packagers (collectively, "travel suppliers") have relied on internal sales departments and travel agencies as their primary distribution channels. According to the American Society of Travel Agents ("ASTA"), travel agency sales in the United States grew from $86 billion in 1991 to $126 billion in 1997, of which approximately half was spent on leisure travel. The traditional travel agency channel is highly fragmented, with few nationally recognized brands. According to Travel Weekly's 1998 U.S. Travel Agency Survey published in August 1998, there are over 28,000 travel agencies operating in more than 33,000 locations in the United States, with the average travel agency location generating less than $4 million in annual gross bookings per location.

     Travel agents are compensated primarily through commissions paid by travel suppliers on services booked. Some travel agencies also charge service fees to their customers. Traditionally, typical standard base commission rates paid by travel suppliers to travel agents have been approximately 10% for airline tickets (subject to a maximum of $25 and $50 for one-way and roundtrip tickets, respectively), 10% for hotel reservations, 5% to 10% for car rentals, and 10% to 15% for cruises and vacation packages. In addition, travel agencies can earn significant performance based incentive compensation ("override commissions") from travel suppliers, which can substantially impact financial performance. These commission rates and override commissions are determined by travel suppliers and are subject to frequent change. For example, in a move to lower distribution costs, in September 1997 the major U.S. airlines reduced the commission rate payable to traditional travel agencies from approximately 10% to approximately 8%, following a similar move by the major U.S. airlines in the first nine months of 1997 reducing the commission rate payable to online travel services from approximately 8% to approximately 5%. In a continuation of this trend, in the first half of 1998 two major airlines reduced their fixed rate commission for online roundtrip ticket sales to ten dollars. These reductions were followed by similar reductions made by other airlines. Currently, the Company earns an average commission of approximately 4% on the sale of airline tickets. Furthermore, during the first quarter of 1998, one hotel chain eliminated commissions paid to the Company and other online travel service providers for online bookings. In response, the Company discontinued offering bookings for that hotel chain. In January 1999, the largest hotel chain for which the Company books reservations adopted a flat commission rate of two dollars per completed hotel stay. The Company expects that its weighted average commission rate on hotel reservations will decline as a result of these reductions. Due to the limited profitability of many traditional travel agencies, the Company believes that the downward pressure on commission rates paid to traditional travel agencies, such as the reduction imposed by most major airlines, may cause these agencies to charge service fees to their customers, shift their focus to higher margin non-air travel services or reduce the level of customer service in an effort to lower costs.

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

     The Online Travel Opportunity

     Recent trends in the traditional travel industry have contributed to a need for a more effective and efficient means of purchasing and distributing travel services to address the changing needs of consumers and travel suppliers. The increasing complexity and time sensitivity of pricing structures for travel services have generally outpaced traditional means of delivering accurate and reliable information to customers. Moreover, at a time when many traditional travel agencies may be experiencing pressure to reduce levels of service as a result of recent reductions in commission rates, many customers are demanding greater convenience and flexibility in how, where and when they shop for travel services. In an effort to reduce their distribution costs and develop more direct relationships with their customers, travel suppliers seek ways to distribute their services outside of the traditional travel agency channel. In addition, the fragmentation of the travel agency channel often limits the ability of travel suppliers to quickly implement effective marketing programs targeted to specific customer segments.

     As a result of these trends, the Internet and commercial online services have emerged as an attractive medium through which travel services can be purchased. According to Jupiter Communications, online travel bookings were $274 million in 1996 and are expected to grow from $2.1 billion in 1998 to $11.7 billion in 2002, representing a projected compounded annual growth rate of 87% for the period 1996 through 2002. The electronic nature of the online medium enables participants to automate the processing and confirmation of travel reservations, thus facilitating lower cost fulfillment of services and reducing the need for investment in local facilities. The online medium also provides travel suppliers with an effective advertising and promotional vehicle. According to Competitive Media Reporting, in 1995 the travel industry purchased over $2.3 billion in advertising through traditional vehicles such as broadcast and cable television, radio, print and outdoor media to reach and influence customers. Jupiter Communications reported that advertising revenue on online travel related sites was $2.3 million in 1996 and is expected to grow from $11.0 million in 1997 to $281.5 million in 2002, representing a projected compounded annual growth rate of 129% for the period 1996 through 2002.

     Notwithstanding the attractive opportunities presented by the online travel service market, significant barriers exist which make it increasingly difficult to cost effectively enter the online travel marketplace. In order to succeed in the online travel service industry, entrants must establish broad distribution to drive online traffic and achieve economies of scale to overcome the following barriers: (1) required investments in technology and technical infrastructure,
(2) reduced level of commissions paid by travel suppliers on bookings made online, (3) cost of building a brand, and (4) challenges of creating compelling content. Further, the Company believes that the largest traditional travel agencies that sell services through franchisee or representative networks may be hesitant to engage in online sales of travel services, which would directly compete with their networks and result in lower average commissions.

Preview Travel Solution


     Preview Travel is a leading provider of branded online travel services for leisure and small business travelers, offering one-stop travel shopping for airline tickets, hotel rooms, car rentals and vacation and cruise packages. The Company operates its own Web site (www.previewtravel.com), the primary travel service on America Online (AOL keyword: previewtravel) and co-branded travel Web sites with Excite, Lycos, Snap! and USA Today. Preview Travel has already become one of the most widely known, used and cited online services for travel. As of December 31, 1998, 6.4 million users had registered on the Company's online site, and over $300 million in gross bookings of travel services had been purchased by approximately 454,000 customers in over 937,000 transactions. According to Media Metrix, an independent Internet measurement service, in February 1999, Preview Travel was ranked the 35th most visited Web site and was the most visited travel site overall. Preview Travel's Web sites (excluding AOL) attracted 3.6 million unique visitors in February 1999, based on tracking of combined at-home and at-work audiences.

     Preview Travel's online reservation service was launched in May 1996 to respond to its customers' needs for consistent and more immediate access to rapidly changing travel related information, and to capitalize on opportunities created by the emergence of online commerce and the existing inefficiencies of the traditional travel industry. The Company's full-featured reservations and ticketing services enable customers to book their own travel arrangements online 24 hours a day, seven days a week, including the fulltime availability of professional customer service via telephone. Preview Travel provides reliable, real-time access to relevant schedule, pricing and availability information for over 500 airlines, 25,000 hotels worldwide and all major car rental companies. The Company's technology and proprietary interface enable customers to easily and quickly access this information to make informed choices about their travel purchases. Customers also can find extensive destination information, photos, streaming video and Web links, providing them with valuable resources for planning their travel.

     The Company believes that, in addition to benefiting consumers, its online travel services benefit travel suppliers by providing them with an efficient channel to reach consumers interested in researching and purchasing travel. In effect, Preview Travel creates an electronic marketplace that matches the purchasing needs of consumers with the available inventory of travel suppliers. Travel suppliers also can realize cost savings from distributing their services through the Company. In the airline industry, for example, a higher percentage of tickets booked online are issued as electronic tickets, representing a substantial savings in transaction costs for the airlines. Through customer profiles, the Company compiles demographic and behavioral data about its customers, which can be analyzed and used in cooperation with the Company's travel supplier partners to develop personalized marketing and services for individual customers and groups of customers.

     Key features of the Preview Travel solution include:

     Easy-to-Find. The Company's online travel services can be accessed through the Web and AOL 24 hours a day, seven days a week, enabling customers to shop for and purchase travel services at their convenience. Through its long-term agreements with AOL, the leading online service provider with over 16 million members, and with Excite and Lycos, two leading search engine providers, the Company's travel services are prominently featured on the AOL, Excite and Lycos travel channels and also contextually integrated throughout the AOL, Excite and Lycos services. In addition, the Company operates co-branded Web sites with Snap! and USA Today.

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

     Comprehensive, Up-to-Date Selection. The Company provides comprehensive, accurate and timely travel information to enable customers to prioritize among price, convenience and services without going through a traditional travel agent intermediary. Through a computerized search and retrieval process, customers are presented with a wide array of travel service options available in the GDS systems accessed by the Company, updated on a real-time basis. For example, the Company's Farefinder service presents the lowest fares available in the Apollo GDS system for roundtrip airline travel to key cities selected by the user.

     Personalized Service. By compiling a profile of each online customer who purchases travel services from the Company and tracking the preferences and behavioral patterns of its customers, the Company obtains key customer information that enables Preview Travel to tailor value-added services for its customers, such as e-mail notifications for schedule changes and flight cancellations, last minute travel opportunities and other targeted marketing programs developed in conjunction with travel suppliers.

     Compelling Content. The Company produces and acquires compelling content for its online areas, including developing an easy-to-use interface with a customer oriented "look and feel" and links to numerous other travel related sites. In addition, through the Company's agreement with Fodor's, destination information from Fodor's Gold Guides series is prominently featured in its online areas, currently providing travel information for over 200 destination sites.

     Transaction Security. The Company believes that account and transaction security are critical factors in the success of the online travel industry. The Company uses a combination of proprietary and industry standard encryption and authentication measures designed to protect its customers' information. As an added level of protection for its customers, the Company neither retains credit card information nor sells the information in its customer database to third parties.


Strategy

     Preview Travel's objective is to be the leading provider of branded online travel services for leisure and small business travelers and to create a valued channel for advertisers and travel suppliers to access the Company's user base. The Company plans to attain this goal through the following key strategies:

     Deliver Compelling Value to Customers. The Company seeks to deliver comprehensive, accurate and easily accessible information, innovative tools and high levels of personalized service to enable customers to make informed purchases of travel services based on their preferred combination of convenience, price, class of service and amenities. In addition, the Company seeks to offer its customers a high quality online experience through relevant, informative and entertaining content, as well as simple and efficient navigation and search capabilities.

     Build Customer Loyalty and Brand Recognition. By focusing on customer service and striving to deliver the highest quality online experience to its customers, the Company seeks to expand its customer base and build strong customer loyalty. The Company also seeks to build global brand recognition by combining world class customer service with the Company's distinctive online presence, as well as by employing a variety of marketing and promotional efforts, including public relations activities, targeted advertising across a variety of electronic and print media and strategic distribution arrangements.

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

     Broaden Existing Offerings and Pursue Incremental Revenue Opportunities. The Company intends to capitalize on its brand, online commerce experience, operating infrastructure and customer base to broaden its online travel offerings to include a broader selection of hotels and cruises, vacation packages and special interest tours. The Company plans to aggressively pursue media sales to targeted advertisers based on increased traffic to its online sites. The Company also plans to offer additional services and products to meet its customers' needs, such as travel insurance, travel financing services and travel related merchandise.

     Continue Investment in Technology. The Company uses scaleable, industry standard hardware and software that enable rapid deployment of additional capacity. In addition, the Company intends to continue to invest substantial resources in developing, acquiring and implementing technology driven enhancements to its online services and sites, including continuing to make its user interface faster, more user-friendly and intuitive, providing increasingly valuable personalized information and incorporating multimedia content.

     Online Media Sales. The Company believes that the sale of online advertising will continue to represent an important source of revenue. Accordingly, the Company intends to increase its investment in media sales that target key advertisers who seek to reach a travel oriented online audience. Client advertisements are incorporated into the Company's online sites in the form of banners, fixed ad positions, links and buttons that encourage viewers to click through for additional information. In addition, Preview Travel can develop extensive editorial and marketing content to support the various marketing initiatives of sponsors. The Company also offers participation in targeted e-mail programs. Recent online advertisers include AT&T, American Tourister Luggage, AVIS Rental Car, British Airways, Celebrity Cruises, Discover Brokerage, Hewlett Packard, Mastercard, MCI and Sandals Resorts.

     Expand into International Markets. The Company is exploring alternatives available to expand its brand, operating infrastructure and strategic relationships globally. To achieve this objective, the Company believes this will require the localization of the user interface, the offering of native language customer service and the development of travel services and content that complies with local regulations and customs.


Preview Travel Online Service

     Through the Company's Web sites or on AOL, customers can easily access the wide selection of Preview Travel online travel services in order to shop for and book airline tickets, car rentals, hotel reservations, vacation packages and cruises.

     The Preview Travel Experience. Visitors to the Company's online sites are presented with a wide variety of travel information, including airline ticket prices for popular destinations (Farefinder), destination information, travel news and specials, vacation packages, cruises and sweepstakes. To use the Company's reservation services or purchase an airline ticket, each customer completes a profile that includes required information such as name and e-mail address, as well as optional information such as street address, telephone number, preferred home airport, seating assignment, special meals, airline, car and hotel preferences, club memberships and frequent flier information. This information is stored in the Company's database and is used solely by the Company to customize its services.

     By completing personal travel profiles, customers can automatically access the Company's reservation system on subsequent visits, thus expediting the reservation process. Once a customer accesses the reservation system, fares and schedules of over 500 airlines, 25,000 hotels and the major car rental companies may be searched and reservations booked through the Company's system. Guided by an easy-to-use interface, the customer selects travel options such as departure and destination cities, airline preference, class of service and hotel and car selection. A key feature of the Company's service is the ability to shop and compare many combinations of prices and schedules, enabling customers to maximize their travel dollar. Customers can also register to receive Fare Alert e-mails when a specified airfare is available between cities selected by the customer.

     To complete a purchase of an airline ticket, the customer enters a credit card number, which is validated and transmitted to the GDS system. The customer receives an e-mail confirmation soon thereafter. Depending on the departure date and method of ticketing, airline tickets and itineraries are sent to the customer by express delivery or through regular mail. Upon returning from his or her trip, first time customers automatically receive another e-mail that includes a thank you message and a customer satisfaction survey.

     Online Travel Services Content. In addition to accessing the Company's reservation services, customers can use the following travel related services to make better informed travel purchase decisions:

  . Destination Guides. This feature, launched in February 1998, currently provides comprehensive destination guides for over 200 destinations with content from Fodor's Travel Publications. Users can access Fodor's reviews and picks for restaurants and hotels, research information on sights and attractions or create their own customized travel mini-guide. Users can also access weather information with content from WeatherLabs, mapping capabilities from Vicinity, and currency exchange rates from Direct FX. Destinations Guides also providers extensive photo and video information throughout the various destinations.

  . Farefinder. This service provides quick and easy access to the lowest airfares available in the Apollo GDS system from a customer's home city to destinations around the world. Farefinder searches the Apollo GDS system several times daily to update the posted fares.

  . Vacation and Cruise Packages. In July 1998, the Company began offering real-time bookings of vacations and cruises. The service currently offers more than 800 vacation and cruise packages to over 100 destinations worldwide from an assortment of leading suppliers. The Company supports its online booking of vacation and cruise packages with professional reservation agents available via a toll-free number to assist customers.

  . Business Travel Center. This service, launched in February 1998, offers access to travel information and resources of particular interest to the small business and home office market. The center features a travel newswire targeted to business travelers, as well as links to small business travel resources, hotel and restaurant finders and reservation services.

  . Travel Newswire. This feature provides customers with timely information on the latest travel bargains by highlighting daily listings of discounted airfares, special hotel rates and car rental offers as well as important travel industry news.

     Customer Service. The Company has invested and will continue to invest in systems, personnel and training to maintain a premier in-house customer service operation, which the Company believes is essential to establishing and maintaining long-term customer relationships. In addition to extensive online help, Preview Travel's customers have access to e-mail support and toll-free telephone support seven days per week to help them with any problems or changes before, during or after their travel.


Strategic Relationships

     Preview Travel pursues strategic relationships to increase its access to online customers, to build brand recognition and to expand the Company's online presence. To date, the Company has established the following alliances, among others, for distribution and product enhancement:

     America Online. Preview Travel and America Online, the leading Internet online service provider with over 16 million members, have entered into an agreement establishing Preview Travel as AOL's primary and preferred provider of travel services through a Preview Travel content area on the AOL Network and AOL's Web site (aol.com) (the "AOL Online Area"). The Company's original agreement with AOL was entered into in November 1995 and was restated to expand the relationship in September 1997. In addition to establishing the Company as AOL's primary and preferred provider of travel services, AOL has agreed to exclusively promote and advertise Preview Travel in online areas controlled by AOL and to deliver a minimum number of annual page views to the online areas promoting Preview Travel. Over the five year term of the restated agreement, the Company is obligated to make minimum payments totaling $32 million to AOL, as well as pay a percentage of commissions earned by the Company in excess of certain thresholds. The Company has also agreed to deliver content through the AOL Online Area, provide travel services that are competitive in price and performance and manage, operate and support such content and travel services. The Company and AOL both have the right to sell advertising in the Company's content areas distributed through AOL, subject to the Company's obligation to pay a percentage of advertising revenues above certain threshold amounts to AOL after the second year of the arrangement. Under a separate agreement, the Company has agreed to develop and manage a travel related destination database for AOL in exchange for the right to receive all advertising revenues generated from such database up to a certain threshold, and share in advertising revenues thereafter. See "Certain Transactions" for a description of the Company's relationship with AOL.

     The Company's agreements with AOL expire in September 2002; however, AOL may terminate the distribution agreement earlier in the event of a material breach or the Company's failure to deliver satisfactory content to the database or achieve specified annual levels of travel services bookings. In particular, the Company's ability to achieve such specified annual levels of travel services bookings will require the Company to continue to significantly increase such bookings from current levels. At the first annual measurement date occurring in September 1998, the Company was in compliance with the required level of bookings. Travel services sold through the AOL network (including the primary AOL service and AOL.COM) accounted for 52%, 38%, 35% and 28% of the Company's gross bookings for the three months ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998, respectively. Accordingly, the AOL arrangement represents a significant distribution channel for the Company's travel services, and any termination of the Company's agreements with AOL would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite."

     Excite. In September 1997, Preview Travel and Excite, a leading search engine provider with over two million visitors a day, entered into an agreement under which Preview Travel became the exclusive provider of travel reservations services for Excite's Travel Channel (City.Net) in the United States and on the WebCrawler Travel Channel. The agreement was amended and restated in March 1998, permitting the Company to enter into similar arrangements with other search engine providers and providing for the Company to continue to be the exclusive provider of travel reservations services for the Excite Travel Channel and to provide travel reservations services and content for the WebCrawler Travel Channel. The agreement was further amended in March 1999 to reduce the minimum payments over the term of the amended agreement by $500,000. In addition, Preview Travel will create a co-branded travel reservations site that will be included on all travel channels within the Excite network, as well as travel related content for the Excite Travel Channel and other Excite services. Excite has agreed to promote and advertise Preview Travel's services throughout the Excite network and to deliver a minimum number of annual impressions within the Excite network. The Company is also eligible to receive payments from Excite representing a share of advertising revenues received by Excite in connection with the online areas featuring the Company's travel services; however, there can be no assurance that such payments, if any, will be significant. Over the five-year term of the amended agreement, the Company is obligated to make minimum payments totaling $23.5 million to Excite as well as pay a percentage of commissions earned by the Company in excess of certain thresholds. The Company and Excite will cooperate in selling, and share revenues from, advertising on the Excite Travel Channel. The Company's arrangement with Excite expires in September 2002, or earlier in the event of a material breach. If the Company enters into a third party Internet co-branding agreement with substantially the same scope as its agreement with Excite and on terms which, taken as a whole, are more favorable for such third party than the terms of the Excite agreement, then the Company is required to offer such terms to Excite. Travel services sold through Excite accounted for 16%, 18%, 15% and 16% of the Company's gross bookings for the three months ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998, respectively. Accordingly, the Excite arrangement is expected to represent a significant distribution channel for the Company's travel services, and any termination of the Company's agreement with Excite would likely have a material adverse affect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite."

     Lycos. In March 1998, Preview Travel and Lycos, a leading search engine provider, entered into an agreement pursuant to which Preview Travel became the exclusive travel service provider of travel reservation services for Lycos' Travel Web Guide and Travel Network. In addition, Preview Travel and Lycos created a co-branded Web site that is be promoted throughout the Lycos Web site, and Lycos has agreed to deliver a minimum number of annual impressions to promote the co-branded site. In addition, the Company is eligible to receive payments from Lycos representing a share of advertising revenues received by Lycos in connection with the co-branded site; however, there can be no assurance that such payments, if any, will be significant. Over the two-year term of the agreement, the Company is obligated to make minimum payments totaling $4.25 million to Lycos, as well as pay a portion of commissions earned by the Company through the co-branded website in excess of certain thresholds. Travel services sold through Lycos accounted for 1%, 2% and 3% of the Company's gross bookings for the three months ended June 30, 1998, September 30, 1998 and December 31, 1998, respectively. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite."

     Fodor's. Preview Travel has entered into a non-exclusive agreement with Fodor's Travel Publications, Inc. ("Fodor's"), a leading travel guide book publisher, to license content from Fodor's Gold Guide series and other guidebook series. In February 1998, the Company launched its Destinations Guides feature created with the Fodor's content. The Destination Guides feature is available on the Company's sites on America Online, Excite, Lycos and the Web. Under the agreement, the Company created and operates a co-branded Web site (www.fodors.previewtravel.com) that offers links to both Fodor's and Preview Travel's websites. Under the terms of the agreement, the name of the co-branded Web site appears on the outside front covers of all 1999 Gold Guide editions. The agreement also requires that Fodor's include a promotional page for Preview Travel in each of the 1999 and 2000 Gold Guide editions published by Fodor's.

     There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL, Excite and Lycos or that the Company will satisfy the minimum levels of travel services bookings required to maintain the AOL and Excite agreements and content delivery required to maintain the AOL, Excite and Lycos agreements; and failure to do so would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite."

     The Company is pursuing other strategic relationships for both distribution, marketing and content that could generate additional significant financial obligations over the next several years. There can be no assurance that the Company will be successful in establishing such additional strategic relationships. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite."

Marketing and Sales

     Preview Travel's marketing strategy is to strengthen the Company's brand name, enhance customer awareness, develop loyalty programs to better serve the Company's customers, continue to add new customers to the Company's database and pursue complementary revenue opportunities by leveraging the Company's distribution capabilities, compelling content and extensive customer database. The Company's sales strategy is focused in part on generating advertising and promotional revenue from sponsors who seek a cost effective way to reach a travel oriented audience online.

     The Company maintains a proprietary customer database comprised of demographic profiles, customer preferences, shopping and buying patterns and other key customer attributes. This data enables the Company to create and quickly implement marketing programs targeted to specific customer segments. In addition, the Company regularly communicates with its customers through targeted, relevant e-mail.

     The Company also employs a variety of traditional media programs and promotional activities to enhance the effectiveness of the Company's marketing initiatives:

     Advertising. To supplement its strategic relationships with AOL, Excite and Lycos, the Company invests in online advertising to drive traffic to its online sites. By placing advertisements on selected high volume sites, as well as purchasing targeted keywords on several popular search engines such as Yahoo!, Alta Vista, Infoseek and others, the Company seeks to cost effectively generate traffic to the Preview Travel online site. The Company may also advertise from time to time in traditional media such as print, radio and broadcast to increase the awareness of its service.

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

     Co-marketing/Promotions. The Company has established a number of significant co-marketing relationships to promote its service and to sponsor contests that offer travel related prizes. These programs typically involve participation with airlines, hotels, car rental agencies and online service providers. The Company intends to enter into additional co-marketing relationships in support of its marketing strategy.

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

Technology

     The Company's transaction processing system automates the processing of customer orders, interacts with the systems of third party travel suppliers, searches and filters travel information and provides real-time operational reports to management. The Company has developed proprietary applications that interact with third party systems such as GDS systems to present an integrated easy-to-use interface to the Company's customers, accessible by either standard Web browsers or AOL client software to access travel reservation information and make purchases. In addition, the Company's systems support automated e-mail communications with customers to facilitate confirmations of orders, provide customer support, obtain customer feedback and engage in targeted marketing programs. The Company's online sites also utilize a number of proprietary search, screen scraping and database tools. While the system is built on a combination of proprietary and commercial software and hardware, the Company seeks to utilize industry standard technology whenever possible and focuses its development efforts on creating and enhancing proprietary software that is unique to its business, as well as enhancing its existing service offerings and creating new products.

     Preview Travel maintains a relational database containing information compiled from customer profiles, shopping patterns and sales data. The Company has developed, and continues to develop, techniques for analyzing the information in this database to develop targeted marketing programs, to provide personalized and enhanced customer service and to take advantage of short-term opportunities in the travel marketplace. The Company does not retain credit card information from its customers and has committed to its customers not to sell or rent customer data to third parties. The Company's complex database was designed to be scaleable to permit large transaction volumes with no significant software changes. In most circumstances, capacity is increased through the addition of new servers or the addition of processing boards to existing servers. The Company believes that the scaleability of its architecture has been demonstrated by serving over 6.4 million registered users since May 1996.

     Internet and AOL users are linked to the Company's servers through a T3 data communication line from the Company's Internet service provider. Backup T1 data communications lines are available in the event of a failure of the T3 line. Additional leased lines are used for data communications between the servers and systems run by third party reservation systems such as Galileo's Apollo GDS system and the global hotel reservation system operated by Pegasus. The Company has significantly expanded its data communications capacities during the past year and anticipates continuing to do so in the future to support increased growth. The Company maintains an Internet firewall to protect its internal systems, and all credit card transactions are processed using encryption and authentication technology, including public key cryptography technology and secure socket layer technology. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results--Online Commerce and Database Security Risks."

     Any reduction in performance, disruption in the Internet access or discontinuation of services provided by the Company's Internet service provider, AOL or other telecommunications provider, or any disruption in the Company's ability to access the systems of Galileo, Pegasus or any other travel reservation systems, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's transaction processing systems and network infrastructure will be able to accommodate increases in traffic in the future, or that the Company will, in general, be able to accurately project the rate or timing of such increases or upgrade its systems and infrastructure to accommodate future traffic levels on its online sites. In addition, there can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its transaction processing systems or to successfully integrate any newly developed or purchased modules with its existing systems. See "Risk Factors That May Affect Future Results--Risk of Capacity Constraints; Reliance on Internally Developed Systems; System Development Risk." There can be no assurance that the Company will successfully utilize new technologies or adapt its online sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards. See "Risk Factors That May Affect Future Results--Rapid Technological Change."

     Substantially all of the Company's computer and communications hardware is located at a single facility in San Francisco, California. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company currently does not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electrical break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations. See "Risk Factors That May Affect Future Results--Risk of System Failure; Single Site."

Competition

     The online travel services market is new, rapidly evolving and intensely competitive, and the Company expects such competition to intensify in the future. The Company competes primarily with traditional travel agency reservation methods and online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites, such as Expedia (operated by Microsoft Corporation), Travelocity (operated by SABREGroup Holdings Inc., a majority owned subsidiary of American Airlines), Cendant Corporation, TravelWeb (operated by Pegasus), Internet Travel Network, Biztravel.com, Cheap Tickets and TheTrip.com, among others. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial Web sites offering online travel services. Additionally, Priceline.com operates a Web site that allows users to bid on airline tickets and hotel rooms.

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

     Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company and may enter into strategic or commercial relationships with larger, more established and well financed companies. Certain of the Company's competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to Web site and systems development than the Company. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on the Company. In particular, Microsoft Corporation has publicly announced its intent to continue to invest heavily in the area of travel technology and services. Increased competition may result in reduced operating margins, loss of market share and brand recognition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, operating results and financial condition. See "Risks Factors--Competition."


Proprietary Rights

     The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with the Company's employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of certain of its key trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. The Company may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. See "Business--Legal Proceedings."

     The Company also intends to continue to strategically license certain content for its online sites from third parties, as it did with Fodor's, including content which is integrated with internally developed content and used on the Company's online sites to provide key services. There can be no assurance that these third party content licenses will be available to the Company on commercially reasonable terms or that the Company will be able to successfully integrate such third party content. Such content licenses may expose the Company to increased risks, including risks associated with the assimilation of new content, the diversion of resources from the development of the Company's content, the inability to generate revenues from new content sufficient to offset associated acquisition costs and the maintenance of uniform, appealing content. The inability to obtain any of these licenses could result in delays in site development or services until equivalent content could be identified, licensed and integrated. Any such delays in site development or services could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results--Uncertain Protection of Intellectual Property; Risks of Third Party Licenses."

Government Regulation

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

     Moreover, the applicability to the Internet and commercial online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject the Company to additional state sales and income taxes. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and commercial online services could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results-- Governmental Regulation and Legal Uncertainties."

Employees

     As of December 31, 1998, the Company employed a total of 224 people, of whom 88 were employed in the reservations call center, 60 in marketing and sales, 35 in technology operations, including research and development and 41 in finance and administration. The Company's ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining online leadership. The Company has a policy of using equity-based compensation programs to reward and motivate significant contributors among its employees. Competition for qualified personnel in the Company's industry is intense. There can be no assurance that the Company's current and planned staffing will be adequate to support the Company's future operations or that management will be able to hire, train, retain, motivate and manage required personnel. Although none of the Company's employees is represented by a labor union, there can be no assurance that the Company's employees will not join or form a labor union or that the Company, for certain purposes, will not be required to become a union signatory. The Company has not experienced any work stoppages and considers its relations with its employees to be good. See "Risk Factors That May Affect Future Results-- Management of Potential Growth" and "--Dependence on Attraction and Retention of Key Personnel."


Legal Proceedings

     The Company is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.


Executive Officers

     Executive officers of the Company and their ages are as follows:


Name                           Age  Position
----                           ---  --------
James J. Hornthal               44  Acting President and Chief Executive
                                    Officer, Chairman and Director
Thomas W. Cardy                 42  Executive Vice President and
                                    Chief Financial Officer
Christopher L. McAndrews        34  Executive President of Media Sales
John M. Petrone                 36  Executive Vice President of Technology
Barrie Seidenberg               33  Executive Vice President of Online Services
Leonard R. Stein                43  Senior Vice President and General Counsel


     James J. Hornthal founded the Company in 1985, has served as Chairman since inception and was named as interim Chief Executive Officer in February 1999. Mr. Hornthal also served as President of the Company until April 1994 and as Chief Executive Officer until June 1997. Prior to starting Preview Travel, Mr. Hornthal was a General Partner at Oak Grove Ventures, a venture capital firm, and a Consultant for The Boston Consulting Group, a management consulting firm. Mr. Hornthal also serves as a director of several privately held technology based and media companies. Mr. Hornthal received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School, where he was a Baker Scholar.

     Thomas W. Cardy was named Executive Vice President of Finance and Administration, Chief Financial Officer and Secretary in March 1999. Mr. Cardy has been a director of the Company since December 1991. Since September 1988, Mr. Cardy has been employed with Communications Equity Associates, Inc. ("CEA"), an investment banking firm serving the communications, entertainment and new media industries, and is currently Executive Vice President, Entertainment and New Media at CEA. Prior to joining CEA in 1988, Mr. Cardy was Senior Manager with Arthur Andersen & Co., a public accounting firm. Mr. Cardy received a B.S. degree from the University of Florida and is a certified public accountant.

     Christopher L. McAndrews joined the Company as Senior Vice President of Online Media Sales in September 1997 and was promoted to Executive Vice President of Media Sales in January 1999. From 1994 to 1997, he held a series of executive marketing and sales positions, including Vice President of National Accounts, at International Data Group ("IDG"), an information technology media and research company. Mr. McAndrews received a B.A. degree from Harvard University and an M.B.A. degree from Stanford University.

     John M. Petrone joined the Company in August 1995 as Vice President of Technology and in August 1998 was promoted to the position of Executive Vice President of Technology. From September 1997 until August 1998, Mr. Petrone served as Senior Vice President of Technology. From August 1993 to August 1995, he was a Practice Manager at Oracle Corporation, a database software company; from April 1993 to August 1993, he was a Consulting Engineer at Lotus Development Corporation, a software company; and from September 1992 to April 1993, he was a Consulting Manager with Marathon Systems, a software consulting firm. Mr. Petrone received a B.S. degree from the University of Maryland.

     Barrie Seidenberg joined the Company as Director of Consumer Marketing in April 1995 and was promoted to Executive Vice President of Online Services in August 1998. In November 1995, she became Vice President of Online Services and was promoted to the position of Senior Vice President of Online Services in September 1997. From January 1994 to March 1995, she was an Account Manager at Epsilon, a database marketing company. From July 1992 to January 1994, she was a Customer Acquisition Planner at Williams-Sonoma, Inc., a catalog and retail company. Ms. Seidenberg received a B.A. degree from Yale University and an M.B.A. degree from Stanford University.

     Leonard R. Stein joined the Company in March 1999 as Senior Vice president and General Counsel. Prior to joining Preview Travel, Mr. Stein was a member of the San Francisco law firm of Steefel, Levitt and Weiss, where he represented leading consumer products companies such as Clorox, Quaker Oats and Gerber Products. Mr. Stein also represented the Interactive Travel Services Association
(ITSA) since its inception, of which the Company is a founding member. He began his legal career at the Washington, D.C. firm of Covington and Burling. Mr. Stein earned B.A. and M.A. degrees in economics from Yale University and holds a law degree from Harvard Law School.

Item 2.  PROPERTIES

     The Company is headquartered in San Francisco, California, where it leases an aggregate of approximately 34,000 square feet of space, housing its principal administrative, sales and marketing, customer service and computer and communications systems facilities. The Company's lease for such space expires on June 30, 2001 with an option to renew such lease for an additional five-year term. In addition, the Company leases approximately 16,000 square feet in San Francisco that previously housed the Company's television operations and is now subleased to NewsNet Central, Inc., a related party. Such lease and sublease expire in June 2003, with an option for the Company to terminate the lease earlier in July 2001. The Company anticipates that it will require additional space within the next 12 months, and there can be no assurance that such additional space will be available on commercially reasonable terms, if at all.


Item 3.  LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol PTVL since the Company's initial public offering on November 19, 1997. The following table shows the high and low sales prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated.

      1997                                               High           Low
      ----                                               -----          ---

      Fourth quarter (from November 19, 1997).........   $11.13         $ 6.88

      1998
      ----

      First quarter...................................   $33.13         $ 7.50
      Second quarter..................................   $38.13         $23.75
      Third quarter...................................   $44.00         $12.75
      Fourth quarter..................................   $29.13         $ 9.75

The closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on March 12, 1999 was $22.94 per share. As of that date, there were 281 holders of record of the Company's Common Stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

     The market price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet related companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the Common Stock.

Dividend Policy

     The Company has never declared or paid any cash dividends on its capital stock or other securities. The Company currently anticipates that its will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

Use of Proceeds

     On November 19, 1997, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-37183) was declared effective by the Securities and Exchange Commission, pursuant to which 2,500,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $11.00 per share, generating gross offering proceeds of $27.5 million. The managing underwriters were Hambrecht & Quist LLC and NationsBanc Montgomery Securities, Inc. After deducting approximately $1.9 million in underwriting discounts and $1.0 million in other related expenses, the net proceeds of the offering were approximately $24.6 million. As of December 31, 1998, the Company has used $8.0 million of the net proceeds of the offering for payments to AOL under the distribution agreement with AOL, $2.0 million for payments to Excite under the distribution agreement with Excite and $2.2 million for payments to Lycos under the distribution agreement with Lycos. The remaining $12.4 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, for payment of its obligations to AOL, Excite and Lycos and for general corporate purposes, including working capital to fund anticipated operating losses.

Item 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

     The following selected consolidated financial data for the five years ended December 31, 1998, have been derived from the Company's consolidated financial statements. Previously reported periods have been restated to reflect the results of the Company's television operations as discontinued operations. The following information is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto.

                                                                     Year Ended December 31,
                                                   --------------------------------------------------------
                                                        1998        1997       1996       1995       1994
                                                     ----------  ----------  ---------  ---------  ---------
Consolidated Statement of Operations Data:                    (in thousands, except per share data)
Revenues:
      Transaction revenue..........................   $ 10,667    $  5,430    $ 2,338    $   446   $     --
      Advertising revenue..........................      3,341         580        235        133         --
                                                      --------    --------    -------    -------   --------
                  Total revenues...................     14,008       6,010      2,573        579         --

Cost of revenues...................................      6,093       3,648      2,308      1,078         --
                                                      --------    --------    -------    -------   --------

Gross profit.......................................      7,915       2,362        265       (499)        --

Operating expenses:
      Marketing and sales..........................     22,714       7,025      2,815        537         --
      Research and development.....................      3,706       1,825      1,314        626         --
      General and administrative...................      6,158       3,620      1,440        406         --
                                                      --------    --------    -------    -------   --------
                  Total operating expenses.........     32,578      12,470      5,569      1,569         --
                                                      --------    --------    -------    -------   --------

Loss from continuing operations before interest
   and income tax expense..........................    (24,663)    (10,108)    (5,304)    (2,068)        --

Interest income (expense)..........................      2,636         266        (89)      (264)        --
                                                      --------    --------    -------    -------   --------

Loss from continuing operations before income
   tax expense.....................................    (22,027)     (9,842)    (5,393)    (2,332)        --
Income tax expense.................................        (51)         (2)        (2)        (2)        --
                                                      --------    --------    -------    -------   --------
Loss from continuing operations....................    (22,078)     (9,844)    (5,395)    (2,334)        --

Discontinued operations:
   Loss from discontinued operations...............       (681)       (324)      (197)    (2,599)    (5,418)
   Loss on disposal of discontinued operations.....     (4,202)         --         --         --         --
                                                      --------    --------    -------    -------   --------

Net loss...........................................   $(26,961)   $(10,168)   $(5,592)   $(4,933)   $(5,418)
                                                      ========    ========    =======    =======   ========

Basic and diluted loss per share (1)...............     $(2.11)     $(3.54)    $(3.43)    $(4.02)   $ (4.75)
                                                      ========    ========    =======    =======   ========

Shares used in computation of basic and diluted
   net loss per share..............................     12,796       2,869      1,631      1,228      1,140
                                                      ========    ========    =======    =======   ========

Supplemental Financial Data (unaudited):
      Gross bookings (2)...........................   $200,068    $ 80,389    $20,263    $ 2,043   $     --
                                                      ========    ========    =======    =======   ========

                                                                                    December 31,
                                                   ----------------------------------------------------------------------------
                                                         1998           1997           1996           1995            1994
                                                     -------------  -------------  -------------  -------------  ---------------
                                                                                   (in thousands)
Consolidated Balance Sheet Data:
     Cash, cash equivalents and marketable
         securities................................        $61,525        $28,662        $ 6,016         $1,064         $   138
     Total assets..................................         72,168         41,855         12,554          9,066           8,593
     Long-term obligations (3).....................          3,020          2,496          4,656          4,993           6,164
     Total stockholders' equity....................         62,687         35,365          4,411          1,249          (1,027)

__________
(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the method used to determine the number of shares used in computing net loss per share.
(2) Represents the total purchase price of all travel services booked through the Company's online reservation system. This presentation of gross bookings does not affect the Company's operating results, and gross bookings are not included in revenues. Management believes that gross bookings provide a more consistent comparison between historical periods than do online revenues. Gross bookings are not required by generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP, and period-to-period comparisons of gross bookings are not necessarily meaningful as a measure of the Company's revenues due to, among other things, changes in commission rates and, as with operating results, should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) Long-term obligations include capital lease obligations, long-term notes payable, line of credit, subordinated convertible notes payable, subordinated notes payable and bank equipment note.

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

Overview

     Preview Travel is a leading provider of branded online travel services for leisure and small business travelers. From its inception in 1985 until December 1998, when it sold substantially all of the assets of its television business, the Company operated as a producer of travel related programming for broadcast television stations and cable networks around the world. The Company shifted its business focus and resources to online travel services and launched its online service on America Online ("AOL") in January 1995 and on the Web in December 1995, providing users with access to travel information and the ability to book travel services by telephone. In May 1996, the Company launched its online airline reservation service and, in the first half of 1997, enhanced its online reservation service to include hotels and car rentals. In April 1997, the Company launched its co-branded Web site for Excite's Travel Channel (City.Net). In the third quarter of 1997, the Company expanded and extended its relationships with Excite and AOL, respectively, by entering into new five-year distribution agreements. In February 1998, the Company launched its Destinations Guides feature created with content licensed from Fodor's. In March 1998, the Company entered into an agreement with Lycos, under which the Company serves as the exclusive multiservice provider of travel reservation services for Lycos' Travel Web Guide and Travel Network. In July 1998, the Company began offering real-time bookings of vacation and cruise packages through strategic partnerships with American Airlines Vacations and Royal Caribbean Cruises Ltd. and currently offers over 800 packages to over 100 destinations.

     Sale of Television Business. On December 31, 1998, the Company completed a transaction with NewsNet Central, Inc. ("NNC"), pursuant to which substantially all of the assets of the Company's television business, as operated by the Company's wholly owned subsidiary, News Travel Network, Inc. ("NTN"), were transferred to NNC (the "TV Disposition"). Upon the closing of the TV Disposition, the Company contributed certain assets to NNC, including the following: (a) cash in the amount of $88,000, (b) certain assets related to NTN's business, including a library of travel video content, and (c) assignment of the Company's rights and obligations under certain contracts related to NTN's business.

     In consideration of the transfer of the assets of NTN to NNC, the Company received from NNC the following: (a) a convertible promissory note in the principal amount of $250,000 (the "Note"), (b) a subordinated promissory note in the principal amount of $1,000,000 (the "Subordinated Note"), which will bear interest at the rate of 6% per annum and will be secured by certain portions of the assets of NNC, including its fixed assets and the video library, and (c) a warrant to purchase up to 2,275,445 shares of Common Stock of NNC at an exercise price of $0.45 per share (the "Warrant"). The Note will be due and payable upon demand by the Company on December 31, 1999; provided, however, that the Note will be automatically converted into shares of Series A Preferred Stock of NTN at a conversion price of $4.50 per share upon the occurrence of certain conditions.

     As of December 31, 1998, James Hornthal, the Company's Chairman and acting President and Chief Executive Officer, holds 800,000 shares and the Company holds 829,000 shares of Common Stock of NNC, which each purchased on November 15, 1998 at a price of $0.015 per share. Following the closing of the TV Disposition and the conversions of all outstanding convertible promissory notes, including the Note, the Company owns approximately 19.7% of NNC's voting stock.

     In addition, the Company and NNC entered into a Services Agreement that provides for, among other things, the following: (a) the sublease to NNC of the Company's facilities at One Beach Street in San Francisco, (b) the Company's right to act as the co-exclusive advertising sales representative for NTN's Travel Update programs, (c) a perpetual, non-exclusive, royalty-free license to use NTN's travel video library (including any enhancements thereto), and (d) the continued branding of NTN's "Travel News" and "Travel Update" programs with "Preview

Travel" marks. NNC has also agreed not to provide online travel services for a period of five years following the termination of the Services Agreement.

     As the historical operations of the Company's television business were not profitable, and due to the significant risks inherent in the independent television business, the Company has attributed no value to the Subordinated Note and the Warrant. The net value of the Company's investment in NNC will be recorded at $250,000. As of the closing of the TV Disposition, substantially all of the Company's employees engaged in NTN's business became employees of NNC.

     Upon the completion of the TV Disposition, the Company incurred a one-time loss of approximately $4.2 million related to the sale of the television assets.

     Overview of Continuing Operations. The Company's revenues are predominantly comprised of commissions paid by airlines, hotels, rental car agencies, cruise lines and vacation packagers (collectively, "travel suppliers") for travel services booked through the Company, segment fees received from its GDS supplier and the sale of advertisements on the Company's online sites. In addition, certain travel suppliers pay performance-based compensation known as "override commissions" or "overrides." Commission revenues for air travel, hotel rooms, car rentals and vacation packages, net of allowances for cancellations, are recognized upon the confirmation of the reservation. Overrides are recognized on an accrual basis once the amount has been confirmed with the travel supplier, which generally reflects the performance for a prior quarterly period.

     The Company commenced its online airline reservation service in May 1996 and enhanced the service to include hotels and car rentals in the first half of 1997. In July 1998, the Company began offering real-time bookings of vacation and cruise packages through strategic partnerships with American Airlines Vacations and Royal Caribbean Cruises Ltd. The Company's online travel services have experienced substantial growth since the Company first enabled customers to book travel services online in May 1996. Gross bookings of travel services online increased from approximately $2.8 million in the second quarter of 1996 to $57.1 million in the fourth quarter of 1998, which resulted in revenues, including advertising revenue, of approximately $424,000 and $4.6 million, respectively, for the corresponding periods.

     The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. During the quarter ended June 30, 1997, the commissions paid by most of the major airlines for online reservations was changed from a typical base rate of approximately 8% to approximately 5% (excluding overrides). In a continuation of this trend, in the first half of 1998, two major airlines reduced their fixed rate commission for online roundtrip ticket sales to ten dollars. These reductions were followed by similar reductions made by other airlines. The Company expects that its weighted average commission on online transaction revenue will decline as a result of these reductions. Currently, the Company earns an average commission of approximately 4% on the sale of airline tickets. During the first quarter of 1998, one hotel chain eliminated commissions paid to the Company and other online travel service providers for online bookings. In response, the Company discontinued offering bookings for that hotel chain. Beginning in January 1999, the largest hotel chain whose hotels are offered by the Company started to pay a flat commission of two dollars per completed hotel stay. As a result, the Company expects that its commission rate from hotels will decline significantly. There can be no assurance that other hotel chains or other travel suppliers will not also reduce commission rates paid to the Company or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results--Reliance on Travel Suppliers; Potential Adverse Changes in Commission Payments."

     Advertising revenue has accounted for an increasing portion of the Company's revenues, representing 9%, 10% and 24% of total revenues for 1996, 1997 and 1998, respectively. The Company currently expects that future growth, if any, of advertising revenue may be adversely affected by seasonality in advertising expenditures in certain quarters by advertisers and the uncertainty of the acceptance by the advertisers of the Company's Web sites as an advertising medium. See "Risk Factors That May Affect Future Results--Risks Associated with Advertising Revenues."

    Travel services sold through the AOL network (including the primary AOL service and AOL.COM) accounted for 52%, 38%, 35% and 28% of the Company's gross bookings for the three months ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998, respectively. The decline in the percentage of gross bookings sold through the AOL network is due to faster growth in gross bookings sold through the Company's own Web site. Travel services sold through Excite accounted for 16%, 18%, 15% and 16% of the Company's gross bookings for the three months ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services. Any termination of either or both of the Company's agreements with AOL or Excite would likely have a material adverse effect on the Company's business, operating results and financial condition. Since launching its online operations, the Company's cost of revenues and operating expenses have grown substantially and are expected to continue to grow substantially in absolute dollars for the foreseeable future. In particular, the Company's agreements with AOL and Excite require minimum aggregate payments of approximately $55.5 million during the terms of such agreements in exchange for their providing distribution, marketing and other services. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL and Excite. Further, there can be no assurance that the Company will satisfy the minimum levels of travel services bookings, or provide satisfactory content on the specified time schedule, required to maintain the AOL and Excite agreements. Failure to do either of the foregoing would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite" and "--Risk of Termination of Distribution Agreement with America Online."

     Overview of Discontinued Operations. From inception through 1994, the Company derived all of its revenues from its television operations. The Company has restated its previously reported financial statements to reflect the results of television operations as discontinued operations. Television revenues were derived primarily from fees associated with sales of advertising time and the licensing of travel related news and entertainment programming. Program license revenues were recognized when all of the following conditions are met: (i) the license period begins, (ii) the license fee and the production costs are known and (iii) the program has been accepted by the licensee and is available for telecast. Advertising revenues were recognized when all the terms of the advertising agreement were met, and advertising is shown on various media as designated by the agreement.

    The Company produced travel related news inserts and news and entertainment programs that were syndicated in exchange for either cash or commercial advertising time. The Company also syndicated third party news inserts. The local commercial advertising time earned for providing these programs was aggregated and sold to advertisers seeking to reach a national audience. To fulfill such advertisers' requirements to reach a national audience, the Company from time to time purchased commercial advertising time for resale in selected markets. In addition, the Company produced in-flight programs, primarily for Northwest Airlines.

     Gross Margins. Gross margins may be impacted by a number of different factors, including the mix of transaction revenues versus advertising revenues, the mix of travel services sold, the mix of revenues from AOL, Excite, Lycos and the Company's Web site, the mix of airline ticket commissions (which vary from airline to airline) and the amount of override commissions. The Company typically realizes higher gross margins on advertising revenues than transaction revenues, higher commissions on vacation packages than hotel rooms and car rentals, higher commissions on hotel rooms from certain suppliers and car rentals than airline tickets, higher gross margins on advertising revenues from its own Web site than through AOL, Excite or Lycos, higher commissions from certain airlines than others, and higher gross margins in periods of higher overrides. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods. In addition, the Company expects to add a second reservations call center during 1999 that is expected to increase cost of revenues and likely lower gross margins in the near term. See "Risk Factors That May Affect Future Results--Unpredictability of Future Revenues; Fluctuations in Quarterly Results."

     Anticipated Losses. The Company has incurred significant operating losses and, as of December 31, 1998, had an accumulated deficit of $52.7 million. The Company believes that its success will to a large part depend on its ability to greatly increase sales volume to realize economies of scale. As the Company increases its spending for product development, advertising, customer service, facilities, international expansion and general and administrative expenses, the Company expects to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future, and the rate at which such losses will be incurred is expected to increase significantly from current levels, resulting in corresponding decreases in working capital, total assets and stockholders' equity. In particular, the Company's operating expenses are expected to increase substantially in 1999 as compared to 1998, primarily due to scheduled increases in the Company's payment obligations to strategic partners and advertising and marketing expenses for the Company's online travel services, resulting in corresponding increases in operating losses and decreases in working capital, total assets and stockholders' equity. See "Risk Factors That May Affect Future Results--Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit" and "--Anticipated Losses and Negative Cash Flow."

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total revenues, except as indicated:

                                                                       Year Ended December 31,
                                                            ----------------------------------------------
                                                                 1998            1997            1996
                                                            --------------  --------------  --------------
                                                                               Restated        Restated
As a Percentage of Total Revenues:
Revenues:
     Transaction revenue..................................           76.1%           90.3%           90.9%
     Advertising revenue..................................           23.9             9.7             9.1
                                                                  -------         -------         -------
                Total revenues............................          100.0           100.0           100.0

Cost of revenues..........................................           43.5            60.7            89.7
                                                                  -------         -------         -------

Gross profit..............................................           56.5            39.3            10.3

Operating expenses:
     Marketing and sales..................................          162.1           116.9           109.4
     Research and development.............................           26.5            30.4            51.0
     General and administrative...........................           44.0            60.2            56.0
                                                                  -------         -------         -------
                Total operating expenses..................          232.6           207.5           216.4

Loss from continuing operations before
   interest and income tax expense........................         (176.1)         (168.2)         (206.1)

Interest income (expense).................................           18.9             4.4            (3.5)
                                                                  -------         -------         -------

Loss from continuing operations before
   income tax expense.....................................         (157.2)         (163.8)         (209.6)
Income tax expense........................................           (0.4)            --             (0.1)
                                                                  -------   -------------         -------
Loss from continuing operations...........................         (157.6)         (163.8)         (209.7)

Discontinued operations:
   Loss from operations of discontinued operations........           (4.9)           (5.4)           (7.6)
   Loss on disposal of discontinued operations............          (30.0)            --              --
                                                                  -------   -------------   -------------

Net loss..................................................        (192.5)%        (169.2)%        (217.3)%
                                                                  =======         =======         =======

Comparison of years ended December  31, 1996, 1997 and 1998

  Revenues


     Transaction Revenue. In the first four months of 1996, transaction revenues consisted entirely of the sale of vacation packages by telephone. In May 1996, the Company began to book airline tickets through its online services, and commissions from these bookings constituted the majority of transaction revenues for the year. Transaction revenues increased from $2.3 million in 1996 to $5.4 million in 1997 due to increased usage of the Company's Web sites as a result of the addition of car and hotel reservation capability in May 1997 and the expansion of the Company's distribution agreements with strategic partners in September 1997. Transaction revenue increased to $10.7 million in 1998 due to the implementation of the Company's distribution agreements with strategic partners and an increase in marketing expenditures to attract customers. In July 1998, the Company also began offering real-time bookings of vacation and cruise packages. In 1996, 1997 and 1998, the Company's gross bookings were $20.3 million, $80.4 million and $200.1 million, respectively.

     Advertising Revenue. Advertising revenue increased from $235,000 in 1996 to $580,000 in 1997 and to $3.3 million in 1998 due to an increased effort by the Company to sell advertising on the Company's Web sites and an overall increase in the number of advertisers. The Company currently expects that future growth, if any, of advertising revenue may be adversely affected by seasonality in advertising expenditures in certain quarters by advertisers and the uncertainty of the acceptance by advertisers of the Company's Web sites as an advertising medium. See "Risk Factors That May Affect Future Results--Risks Associated with Advertising Revenues."

  Cost of Revenues

     Cost of Revenues. As a percentage of revenues, cost of revenues of $2.3 million fell from 90% in 1996 to 61% of revenues in 1997, due to efficiencies associated with the increased transaction volume in 1997. In 1998, cost of revenues increased to $6.1 million, representing 44% of revenues. The reduction in cost of revenues in 1998, as a percentage of revenue, reflects a continuation of efficiencies associated with increased transaction volume, the allocation of fixed costs over a larger revenue base and the increase in advertising revenue as a percentage of total revenues. The Company expects to add a second reservations call center during 1999 that is expected to increase cost of revenues and likely lower gross margins in the near term.

  Operating Expenses

     Marketing and Sales. Marketing and sales expenses increased 150% from $2.8 million in 1996 to $7.0 million in 1997. In 1998, the increase was 223% to $22.7 million. As a percentage of total revenues, marketing and sales expenses rose from 109% in 1996 to 117% in 1997 and rose to 162% in 1998. The increase in marketing and sales expenses from 1996 to 1998 was attributable primarily to the hiring of additional personnel for development of online offerings and content and additional personnel for the sale of advertising, expenditures related to the Company's strategic agreements with AOL, Excite and others and increased advertising expenditures. The Company intends to pursue an aggressive branding and marketing campaign, including significant advertising expenditures aimed at acquiring new registered users and retaining existing users. In addition, the Company is obligated to make minimum payments totaling $44.4 million to AOL and Excite over the next four years, which payments will be accounted for as marketing and sales expense. As a result, the Company expects marketing and sales expenses to increase significantly in absolute dollars in future periods.

     Research and Development. Research and development expenses increased 39% from $1.3 million in 1996 to $1.8 million in 1997. In 1998, expenses increased 103% to $3.7 million. As a percentage of total revenues, research and development expenses decreased from 51% in 1996 to 30% in 1997 and 27% in 1998. The increases in 1997 and 1998 were attributable primarily to increased staffing and consulting fees, as well as increased costs related to enhancing the features, content and functionality of the Company's online services and enhancing or updating transaction processing systems. The Company believes that continued investment in research and development is critical to attaining the Company's strategic objectives and, as a result, expects research and development expenses to increase significantly in absolute dollars in future periods.

     General and Administrative. General and administrative expenses increased 151% from $1.4 million in 1996 to $3.6 million in 1997, and increased 70% to $6.2 million in 1998. As a percentage of total revenues, general and administrative expenses were 56% in 1996, 60% in 1997 and 44% in 1998. The increases in general and administrative expenses in 1997 and 1998 were due primarily to increased salaries and expenses associated with the hiring of personnel related to the growth of the Company's business and the additional costs of being a public company. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff and incurs additional costs related to the growth of its business.

     Deferred Compensation. The Company grants stock options to hire and retain employees. With respect to the grant of certain stock options to employees, the Company recorded aggregate deferred compensation of $570,000 in 1997. Deferred compensation is recorded as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options, generally four years. The Company recorded amortization of deferred compensation for options granted of $70,000 and $143,000 in 1997 and 1998, respectively, and currently expects to record additional amortization of approximately $143,000 per year for 1999 and 2000 and $71,000 in 2001. The amortization of deferred compensation is recorded as operating expenses in such periods.

     Interest Income (Expense). Interest expense, net of interest income, was $89,000 in 1996. For 1997, interest income, net of expense, was $266,000. The change from 1996 to 1997 was due primarily to a reduction on borrowings under the Company's line of credit and interest income earned on higher cash balances in 1997, primarily from an equity financing completed in September 1997 and proceeds from the Company's initial public offering in November 1997. For 1998, interest income, net of expense, was $2.6 million. The increase from 1997 to 1998 was due primarily to higher cash and marketable securities balances from the Company's initial public offering and the Company's secondary offering in May 1998, offset by increased interest expense incurred for capitalized lease obligations.

     Discontinued Operations. Loss from discontinued operations include the results of the Company's television operations prior to the TV Disposition on December 31, 1998. Loss from discontinued operations in 1996 of $197,000 was comprised of television revenues of $9.8 million less cost of television revenues of $7.0 million and operating expenses of $3.0 million. Loss from discontinued operations in 1997 of $324,000 was comprised of television revenues of $7.6 million less cost of television revenues of $5.8 million and operating expenses of $2.2 million. Loss from discontinued operations from the operations of the television business in 1998 of $681,000 was comprised of television revenues of $6.1 million less cost of television revenues of $4.6 million and operating expenses of $2.1 million. Additionally, loss on the disposal of the television business was $4.2 million.

Variability of Results

     The Company's gross bookings have increased significantly year to year due to expansion of the Company's distribution channels, travel services and customer base, repeat purchases by existing customers and increased customer acceptance of electronic commerce. Revenues from transactions grew in conjunction with the growth in gross bookings. Advertising revenue has also increased significantly year to year. Operating expenses have similarly increased on a year to year basis, reflecting increased spending on developing the Company's online operations and expanding its strategic relationships.

     As a result of the Company's limited operating history in online commerce and the emerging nature of the market in which the Company competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based predominantly on its operating plans. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing and customer service operations and to develop its technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's operating results will fluctuate and anticipated net losses in a given period may be greater than expected.

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

     In addition, the Company expects that it will experience seasonality in its business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. The Company anticipates that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the fourth quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in the Company's operating results and could have a material adverse effect on the Company's business, operating results and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

     In November 1997, the Company completed an initial public offering ("IPO") of its common stock, resulting in net proceeds to the Company of approximately $24.6 million. Additionally, in May 1998, the Company completed a secondary public offering of its common stock, resulting in net proceeds to the Company of approximately $52.4 million. Prior to the two public offerings, the Company had financed its operations primarily through private sales of common stock, convertible preferred stock and convertible notes, which totaled $34.7 million in aggregate net proceeds through 1997.

     Cash used in operations in 1996 of $2.1 million was composed of cash used in continuing operating activities of $3.2 million offset by cash provided by discontinued operations of $1.1 million. Cash used in continuing operating activities was primarily attributable to a net loss of $5.6 million partly offset by an increase in accounts payable and accrued liabilities of $1.7 million associated with expansion of the Company's business. Cash used in operations in 1997 of $13.6 million was composed of cash used in continuing operating activities of $13.4 million and by cash used by discontinued operations of $0.2 million. Cash used in continuing operating activities was primarily attributable to a net loss of $10.2 million and increases in other assets of $6.0 million mainly attributed to prepaid marketing distribution expenses for AOL and Excite. Cash used was partly offset by an increase in accounts payable and accrued liabilities of $2.1 million associated with expansion of the Company's business. Cash used in operations in 1998 of $18.8 million was composed of cash used in continuing operating activities of $17.0 million and by cash used by discontinued operations of $1.8 million. Cash used in continuing operating activities was primarily attributable to a net loss of $27.0 million adjusted for loss from discontinued operations of $4.9 million, decreases in other assets of $2.9 million relating to reductions of prepaid marketing distribution expenses and increases in accounts payable and accrued liabilities of $2.4 million.

     Cash used in investing activities was $175,000 in 1996, $1.5 million in 1997 and $41.9 million in 1998. Cash used in investing activities in 1996 and 1997 was primarily for acquisition of equipment and, in 1997, purchases of marketable securities. In 1998, cash used in investing activities of $41.7 million was attributable primarily to purchases of short-term marketable securities of $62.8 million, purchases of long-term marketable securities of $14.6 million and acquisition of property and equipment of $1.3 million partially offset by proceeds on sales of short-term marketable securities of $37.0 million.

     In 1996, cash provided by financing activities totaled $7.2 million, consisting primarily of proceeds from the issuance of preferred stock and a convertible note, partly offset by repayment of long-term debt and payments under capital leases. In 1997, cash provided by financing activities of $37.0 million consisted primarily of proceeds from the issuance of common stock through the Company's IPO and preferred stock offerings, partly offset by repayment of an equipment lease line and payment of obligations under capital leases. In 1998, cash provided by financing activities of $52.9 million consisted primarily of proceeds from the issuance of common stock through the Company's secondary stock offering of $52.4 million.

     As of December 31, 1998, the Company had $61.5 million of cash, cash equivalents and marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under the agreements with AOL, Excite, Lycos and others and lease obligations. See Note 6 of Notes to Consolidated Financial Statements for a summary of the principal terms of these commitments. Although the Company has no material commitments for capital expenditures, it anticipates an increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. In addition, pursuant to its arrangement with AOL, the Company is obligated to make minimum payments totaling $32 million, of which $9.1 million had been paid as of December 31, 1998, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Excite, the Company is obligated to make minimum payments totaling $23.5 million, of which $2.0 million had been paid as of December 31, 1998, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Lycos, the Company is obligated to make minimum payments totaling $4.3 million, of which $2.1 million had been paid as of December 31, 1998 and to pay a percentage of commissions earned by the Company in excess of certain thresholds. In addition, the Company is required to develop content areas featured on AOL, Excite and Lycos sponsored primarily by advertising revenues, of which the Company is entitled to receive a share. However, there can be no assurance that the Company will receive significant revenues, if any, from such payments. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite" and "--Risk of Termination of Distribution Agreement with AOL."

     The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the end of 1999. However, the Company could be required, or could elect, to seek to raise additional financing during such period or thereafter, through the sale of equity or debt securities or by obtaining credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to the Company, if at all. See "Risk Factors That May Affect Future Results--Need for Additional Capital."

Year 2000

     The Year 2000 issue relates to computer systems that have time and date-sensitive programs that may not properly recognize the Year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could include, among other things, the inability to process transactions or conduct normal business activities and could have a material adverse effect on the Company.

     The Company's process towards Year 2000 readiness includes planning, assessment, testing and remediation. The Company has engaged an outside consultant to assist in this process. The Company is in the process of undertaking Year 2000 assessment and testing and anticipates completing this process by June 30, 1999. Based on its review to date, the Company has not uncovered any significant computer programs or systems which would not become Year 2000 compliant in a timely manner. The Company continues to review its systems for Year 2000 issues. The Company expects to spend up to $200,000 for contractors, consultants and software involved in the planning, assessment and testing phases of the Year 2000 process. The Company also expects to utilize significant internal resources and personnel in the Year 2000 process. The extent of any remedial efforts and other additional costs of the Year 2000 process will not be known until the testing and assessment phase has been completed. However, the costs to complete the Year 2000 process are not expected to have a material adverse effect on the Company's business, operating results or financial condition.

     The Company has also initiated contact with key suppliers whose computer systems' functionality could impact the Company's ability to conduct business. The Company is dependent upon certain third party service providers including, without limitation, the Apollo GDS system, AOL, Level 3 Communications,
Pegasus and major travel suppliers. Any interruption of such services due to such providers' failure to be Year 2000 compliant would be disruptive to the Company's business and could have a material adverse effect on the Company's business, operating results and financial condition. In particular, the Company is substantially dependent on the Year 2000 compliance of the Apollo GDS system, the failure of which could, in the worst case, prevent the Company's customers from being able to reserve airline tickets, car rentals and other travel services, which would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company believes it could take up to six months and require substantial expenditures to fully transition the Company's travel services to an alternative GDS System. Similarly, the failure by Pegasus to be Year 2000 compliant could prevent the Company's customers from being able to reserve hotel rooms, which could have a material adverse effect on the Company's business, operating results and financial condition. Currently, the Company has not yet developed a contingency plan to address the risk of failure of such service providers to be Year 2000 compliant.

     The foregoing assessment of the impact of the Year 2000 problem on the Company is based on management's best estimates at the present time and could change substantially. The assessment is based upon numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

     Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit. The Company incurred net losses of $5.6 million, $10.2 million and $27.0 million in 1996, 1997 and 1998, respectively. As of December 31, 1998, the Company had an accumulated deficit of approximately $52.7 million. The Company believes that its future success depends on its ability to significantly increase revenues from its Internet and commercial online service operations, for which it has a limited operating history. The Company initiated its reservations operations in 1994, first recognized revenues from its reservations operations in the first quarter of 1995 and booked its first airline ticket reservations online in the second quarter of 1996. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets such as online commerce. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Anticipated Losses and Negative Cash Flow. The Company believes that its success will depend in large part on, among other things, its ability to attract and retain registered users, to generate sufficient sales volume to achieve profitability and effectively maintain existing relationships and develop new relationships with travel suppliers, strategic partners and advertising customers. Accordingly, the Company intends to expend significant financial and management resources on brand development, marketing and promotion, site and content development, strategic relationships and technology and operating infrastructure. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels. There can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of the Company's business and its limited operating history in the online business, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     Unpredictability of Future Revenues; Fluctuations in Quarterly Results. As a result of the Company's limited operating history in online commerce and the emerging nature of the markets in which the Company competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based predominantly on its operating plans and estimates of future revenues and are to a large extent fixed. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on the Company's business, operating results and financial condition. Further, the Company currently intends to substantially increase its operating expenses to develop and offer new and expanded travel services, to fund increased sales and marketing, including obligations under its distribution agreements, and customer service operations and to develop its technology and transaction processing systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's operating results will fluctuate and net anticipated losses in a given quarter may be greater than expected.

     The Company expects that it will experience seasonality in its business, reflecting seasonal fluctuations in the travel industry, Internet and commercial online service usage and advertising expenditures. The Company anticipates that travel bookings will typically increase during the first and second quarter in anticipation of summer travel and will typically decline during the fourth quarter. Internet and commercial online service usage and the rate of growth of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet based advertising. Seasonality in the travel industry, Internet and commercial online service usage and advertising expenditures are likely to cause quarterly fluctuations in the Company's operating results and could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include, but are not limited to: (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) changes in inventory availability from third party suppliers or commission rates paid by travel suppliers, such as the reduction in commissions paid by major airlines for online bookings implemented during 1997 and the first half of 1998, (iii) the announcement or introduction of new or enhanced sites, services and products by the Company or its competitors, (iv) general economic conditions and economic conditions specific to the Internet, online commerce or the travel industry, (v) the level of use of online services and consumer acceptance of the Internet and commercial online services for the purchase of consumer products and services such as those offered by the Company, (vi) the Company's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (vii) the level of traffic on the Company's online sites,
(viii) technical difficulties, system downtime or Internet brownouts, (ix) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (x) governmental regulation and (xi) unforeseen events affecting the travel industry.

     Gross margins may be impacted by a number of different factors including the mix of transaction revenues versus advertising revenues, the mix of travel services sold, the mix of revenues from AOL, Excite, Lycos and the Company's Web site, the mix of airline ticket commissions (which vary from airline to airline) and the amount of override commissions. The Company typically realizes higher gross margins on advertising revenues than commission revenues, higher commissions on vacation packages than hotel rooms and car rentals, higher commissions on hotel rooms and car rentals than airline tickets, higher gross margins on advertising revenues from the Company's own Web site than through AOL, Excite or Lycos, higher commissions from certain airlines than others and higher gross margins in periods of higher overrides. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods.

  As a result of the foregoing factors, the Company's annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     Dependence on the Travel Industry. The Company derives a significant portion of its revenues directly or indirectly from the travel industry, and the Company's future growth is dependent on the travel industry. The travel industry, especially leisure travel, which is dependent on personal discretionary spending levels, is sensitive to changes in economic conditions and tends to decline during general economic downturns and recessions. The travel industry is also highly susceptible to unforeseen events, such as political instability, regional hostilities, fuel price escalation, travel related accidents, unusual weather patterns or other adverse occurrences. Any event that results in decreased travel generally would likely have a material adverse effect on the Company's business, operating results and financial condition.

     Uncertain Acceptance of the Preview Travel Brand; Dependence on Increased Bookings. The Company believes that establishing, maintaining and enhancing the Preview Travel brand is a critical aspect of its efforts to attract and expand its online traffic. The number of Internet sites that offer competing services, many of which already have well established brands in online services or the travel industry generally, increases the importance of establishing and maintaining brand name recognition. Promotion of the Preview Travel brand will depend largely on the Company's success in providing a high quality online experience supported by a high level of customer service, which cannot be assured. In addition, to attract and retain online users, and to promote and maintain the Preview Travel brand in response to competitive pressures, the Company may find it necessary to increase substantially its financial commitment to creating and maintaining a strong brand loyalty among customers. If the Company is unable to provide high quality online services or customer support, or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to promote and maintain its brand, the Company's business, operating results and financial condition would be materially adversely affected.

  The Company's future success, and in particular its revenues and operating results, depends upon its ability to successfully execute several key aspects of its business plan. The Company must increase the dollar volume of transactions booked through its online sites, either by generating significantly higher and continuously increasing levels of traffic to its online sites or by increasing the percentage of visitors to its online sites who purchase travel services, or through some combination thereof. The Company must also increase the number of repeat purchasers of travel services through its online sites. In addition, the Company must deliver a high level of customer service and compelling content in order to attract users with demographic characteristics valuable to advertisers. Although the Company has implemented strategies designed to accomplish these objectives, including its relationships with AOL, Excite, Lycos and other strategic partners, as well as advertising the Company's services in online and traditional media, there can be no assurance that these strategies will be effective in increasing the dollar volume of transactions booked through its online sites, increasing traffic to its online sites, increasing the percentage of visitors who purchase travel services, increasing the number of repeat purchasers or increasing its advertising revenues. The failure to do one or more of the foregoing would likely have a material adverse effect on the Company's business, operating results and financial condition.

     Reliance on Distribution Agreements with America Online and Excite. The Company has entered into agreements with AOL and Excite establishing the Company as the primary and preferred provider of travel services on AOL and the exclusive provider of travel reservations services on Excite's Travel Channel (City.Net) until September 2002. Under these agreements, as amended, AOL and Excite are obligated to promote the Company and to deliver minimum numbers of annual page views or impressions to the online areas featuring the Company's travel services. In addition, the Company is eligible to receive payments from Excite representing a share of advertising revenues received by Excite in connection with the online areas featuring the Company's travel services; however, there can be no assurance that such payments, if any, will be significant. During the terms of these agreements, the Company is obligated to make minimum payments totaling $55.5 million to AOL and Excite as well as pay to AOL and Excite a percentage of certain commissions earned by the Company in excess of specified thresholds. The Company is also obligated to share certain advertising revenues with each of AOL and Excite, as specified in their respective agreements. Moreover, the Company's agreement with AOL is conditioned upon the Company achieving specified levels of travel services bookings, which will require the Company to significantly increase such bookings from current levels. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL and Excite or that the Company will satisfy the minimum levels of travel services bookings required to maintain the AOL agreement, and failure to do so would likely have a material adverse effect on the Company's business, operating results and financial condition. In addition, the agreements with AOL and Excite do not provide the Company with renewal rights upon expiration of their respective terms. The AOL agreement provides AOL with the right to renew the AOL agreement for successive one-year terms on a non-exclusive basis during which period AOL would continue to receive a percentage of commissions and share in advertising revenues, but the Company would not be obligated to make any additional minimum payments. There can be no assurance that such agreements will be renewed on commercially acceptable terms, or at all.

  In addition, the Company is a party to a database services agreement with AOL to develop and manage a travel related destinations database for AOL with content that is reasonably satisfactory to AOL. The Company has committed to an aggressive schedule to develop and maintain the destinations database which will require significant efforts and resources on the Company's part. There can be no assurance that the Company will be able to fulfill its commitments to AOL on the agreed upon schedule, and failure to do so could result in a breach of the distribution agreement with AOL, as well as the database services agreement, which would likely have a material adverse effect on the Company's business, operating results and financial condition.

     Furthermore, the Company's significant investment in the AOL and Excite relationships is based on the continued positive market presence, reputation and anticipated growth of AOL and Excite, as well as the commitment by each of AOL and Excite to deliver specified numbers of annual page views or impressions. Any decline in the significant market presence, business or reputation of AOL or Excite, or the failure of AOL or Excite to deliver the specified numbers of annual page views, will reduce the value of these strategic agreements to the Company and will likely have a material adverse effect on the business, operating results and financial condition of the Company. In addition, while the Company and Excite have agreed to cooperate on advertising, AOL and the Company have the right to separately pursue and sell advertising in the Company's content areas distributed through AOL. There can be no assurance that the Company and AOL will not compete for limited travel supplier advertising revenues. Travel services sold through the AOL network (including the primary AOL service and AOL.COM) accounted for 52%, 38%, 35% and 28% of the Company's gross bookings for the three months ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998, respectively. Travel services sold through Excite accounted for 16%, 18%, 15% and 16% of the Company's gross bookings for the three months ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services. Any termination of either or both of the Company's agreements with AOL or Excite would likely have a material adverse effect on the Company's business, operating results and financial condition

     Except for its arrangements with AOL and Excite, the Company has no other significant long-term distribution arrangements with any other service provider on the Internet or commercial online services and accordingly must rely on search engines, directories and other navigational tools which significantly affect traffic to the Company's online sites. There can be no assurance that such cooperation will be available to the Company on acceptable commercial terms or at all or that such relationships will not already be established with the Company's competitors. If the Company is unable to maintain satisfactory relationships with AOL or Excite, or if the Company is unable to develop and maintain satisfactory relationships with additional third parties on acceptable commercial terms, or if the Company's competitors are better able to leverage such relationships, the Company's business, operating results and financial condition could be materially adversely affected.

     Risk of Termination of Distribution Agreement with America Online. The Company's future success depends in part upon its ability to maintain its distribution agreement with AOL. The Company's distribution agreement with AOL may be terminated by AOL in the event that the Company fails to make certain minimum payments to AOL, fails to achieve specified levels of travel services bookings or breaches its database services agreement with AOL pursuant to which the Company is required to develop and manage a travel related destinations database for AOL. In particular, the Company must achieve specified annual levels of travel services bookings, for which the Company was in compliance with the first annual measurement date occurring in September 1998. There can be no assurance that the Company will be able to meet its significant financial obligations to AOL, achieve the specified minimum levels of travel services bookings, or deliver satisfactory content to the database. Failure to do any of the foregoing could result in the termination by AOL of the Company's distribution agreement with AOL, which would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

     In addition, a substantial majority of the Company's revenue is dependent on the commissions customarily paid by travel suppliers for bookings made through the Company's online travel service. Consistent with industry practices, these travel suppliers are not obligated to pay any specified commission rate for bookings made through the Company or to pay commissions at all. For example, during the first quarter of 1998, a major hotel chain eliminated commissions paid to the Company and other online travel service providers for online bookings. Beginning in January 1999, the largest hotel chain whose hotels are offered by the Company started to pay a flat commission of two dollars per completed hotel stay. As a result, the Company expects that its average commission rate received from hotels will decline. There can be no assurance that other hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. For example, in 1995, most of the major airlines placed a cap on per-ticket commissions payable to all travel agencies for domestic airline travel. In September 1997, the major U.S. airlines reduced the commission rate payable to traditional travel agencies from 10% to 8%.

     In 1997, the major U.S. airlines reduced the commission rate payable for online reservations from approximately 8% to approximately 5%, which had a material adverse effect on the Company's results of operations in 1997 and the nine months ended September 30, 1998. In addition, in the first half of 1998 two major airlines reduced their fixed rate commission for online roundtrip ticket sales to ten dollars. These reductions were followed by similar reductions made by other smaller airlines. The Company expects that its weighted average commission on online transaction revenue will decline as a result of these reductions. There can be no assurance that airlines or other of the Company's travel suppliers will not further reduce the amount of compensation payable to the Company and other online service providers.

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

     Reliance on Third Party Systems. The Company is dependent upon certain third party service providers, including, without limitation, the following: AOL and Level 3 Communications, the Company's Internet service provider which provides the Company with a T3 data communication line; Pegasus, which provides the Company with access to a global hotel reservation system and which operates an online travel service competitive with the Company; Galileo, which provides the Company with access to the Apollo GDS system; and AT&T, which provides the Company with data connectivity to the Apollo GDS System.

     The Company is dependent on these third party providers to continue to offer and maintain these services. Any discontinuation of such services, or any reduction in performance that requires the Company to replace such services, would be disruptive to the Company's business. In particular, if the Company were required to replace services provided by the Apollo GDS system, the Company believes it could take up to one year and require substantial expenditures to fully transition the Company's travel services to an alternative service provider. In the past, these third party providers have experienced interruptions or failures in their systems or services, which have temporarily prevented the Company's customers from accessing or purchasing certain travel services through the Company's online sites. Any reduction in performance, disruption in Internet or online access or discontinuation of services provided by AOL, Level 3 Communications or any other Internet service provider, or any disruption in the Company's ability to access the Apollo GDS system, Pegasus or any other travel reservation systems, could have a material adverse effect on the Company's business, operating results and financial condition.

     In addition, the Company is dependent on Apollo and Pegasus to ensure that all software used in connection with their GDS systems will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. Any failure by Galileo or Pegasus to ensure that such software complies with year 2000 requirements could have a material adverse effect on the Company's business, operating results and financial condition. The Company's agreements with its third party service providers have terms of, or expire within, one year or less and in some cases are subject to cancellation for any reason or no reason upon short notice. Specifically, the Company does not have a written agreement with Pegasus. Any cancellation of services, or failure to renew such services upon expiration, by any of such third party providers without notice sufficient to allow the Company to transition to a new service provider in a timely and cost effective manner would have a material adverse effect on the Company's business, operating results and financial condition. See "--Year 2000 Compliance."

     Competition. The online travel services market is new, rapidly evolving and intensely competitive, and the Company expects such competition to intensify in the future. The Company competes primarily with traditional travel agency and online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites, such as Expedia (operated by Microsoft Corporation), Travelocity (operated by SABREGroup Holdings Inc., a majority owned subsidiary of American Airlines), Cendant Corporation, TravelWeb (operated by Pegasus), Internet Travel Network, Biztravel.com, Cheap Tickets and TheTrip.com, among others. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial Web sites offering online travel services. Additionally, Priceline.com operates a Web site that allows users to bid on air tickets and hotel rooms.

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

     Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company and may enter into strategic or commercial relationships with larger, more established and well financed companies. Certain of the Company's competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to Web site and systems development than the Company. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on the Company. In particular, Microsoft Corporation has publicly announced its intent to continue to invest heavily in the area of travel technology and services. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Risks Associated with Advertising Revenues. During 1996, 1997 and 1998, approximately 9%, 10% and 24%, respectively, of the Company's total revenues were derived from the sale of advertising on its online sites. The Company's advertising customers may terminate their advertising commitments at any time without penalty. Consequently, the Company's advertising customers may move their advertising to competing online sites or to other traditional media quickly and at low cost, thereby increasing the Company's exposure to competitive pressures and fluctuations in net revenues and operating results. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract advertising customers, the Company's business, operating results and financial condition could be materially adversely affected.

     Management of Potential Growth. The Company has rapidly and significantly expanded its operations, and anticipates that further significant expansion will be required to address potential growth in its customer base and market opportunities. The Company has also recently added a number of key managerial and technical employees, and the Company expects to add additional key personnel in the future. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction processing, operational, customer service and financial systems, procedures and controls, implement a formal disaster recovery program and expand, train and manage the Company's growing employee base. The Company also will be required to expand its finance, administrative and operations staff. Further, the Company's management will be required to maintain and expand its relationships with various travel service suppliers, other Web sites and other Web service providers, Internet and commercial online service providers and other third parties necessary to the Company's business. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company's management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, operating results and financial condition could be materially adversely affected.

     Dependence on Attraction and Retention of Key Employees. The Company's performance is substantially dependent on the continued services and on the performance of its senior management and certain other key personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. In particular, the Company is currently seeking to hire a new chief executive officer due to the resignation of the Company's previous chief executive officer in February 1999. The Company does not have long-term employment agreements with any of its key personnel. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. In particular, the Company may encounter difficulties in attracting a sufficient number of qualified software developers for its online services and transaction processing systems, and there can be no assurance that the Company will be able to retain and attract such developers. The failure to retain and attract necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, operating results and financial condition.

     Although none of the Company's employees is represented by a labor union, there can be no assurance that the Company's employees will not join or form a labor union or that the Company, for certain purposes, will not be required to become a union signatory.

     Risk of Capacity Constraints; Reliance on Internally Developed Systems; System Development Risks. The Company's revenues depend on the number of customers who use its online travel sites to book their travel reservations. Accordingly, the satisfactory performance, reliability and availability of the Company's online sites, transaction processing systems and network infrastructure are critical to the Company's operating results, as well as its ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions that result in the unavailability of the Company's online sites or reduced performance of the reservation system would reduce the volume of reservations and the attractiveness of the Company's service offerings, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company uses an internally developed system for its online sites and substantially all aspects of transaction processing, including customer profiling, making reservations, credit card verification and confirmations. The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. Any substantial increase in the volume of traffic on the Company's online sites or the number of reservations made by customers will require the Company to expand and upgrade further its technology, transaction processing systems and network infrastructure. The Company has experienced and expects to continue to experience temporary capacity constraints due to sharply increased traffic during "fare wars" or other promotions, which may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of reservations and confirmations and delays in reporting accurate financial information.

     There can be no assurance that the Company's transaction processing systems and network infrastructure will be able to accommodate such increases in traffic in the future, or that the Company will, in general, be able to accurately project the rate or timing of such increases or upgrade its systems and infrastructure to accommodate future traffic levels on its online sites. In addition, there can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its transaction processing systems or to successfully integrate any newly developed or purchased modules with its existing systems. Any inability to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Risk of System Failure; Single Site. The Company's success, in particular its ability to successfully receive and fulfill orders online and provide high quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Substantially all of the Company's computer and communications systems are located at a single facility in San Francisco, California. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company currently does not have redundant systems or a formal disaster recovery plan. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations. The occurrence of any of the foregoing risks could have a material adverse effect on the Company's business, operating results and financial condition.

     Rapid Technological Change. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing online sites and proprietary technology and systems obsolete. The emerging nature of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its online services, particularly in response to competitive offerings. The Company's success will depend, in part, on its ability to enhance its existing services, to develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and to respond to technological advances and emerging industry standards and practices on a cost effective and timely basis. The development of online sites and other proprietary technology entails significant technical and business risks and requires substantial expenditures and lead time. There can be no assurance that the Company will successfully use new technologies effectively or adapt its online sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition could be materially adversely affected.

     Online Commerce and Database Security Risks. A fundamental requirement for online commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. In addition, the Company maintains an extensive confidential database of customer profiles and transaction information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction and personal data contained in the Company's customer database. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation, business, operating results and financial condition. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and commercial online services and the privacy of users may also inhibit the growth of the Internet and commercial online services, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third party contractors involve the storage and transmission of proprietary information, such as credit card numbers or other personal information, security breaches could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, operating results and financial condition.

     Need for Additional Capital. The Company requires substantial working capital to fund its business and expects to use a portion of the net proceeds of its initial public offering and secondary offering to fund its operating losses. In the last three years, the Company has experienced negative cash flow from operations and expects to continue to experience significant negative cash flow from operations for the foreseeable future. The Company currently anticipates that the net proceeds of its initial public offering and secondary offering, together with its existing capital resources, will be sufficient to meet the Company's capital requirements through the end of 1999, although the Company could be required, or could elect, to seek to raise additional financing during such period or thereafter, in part to fund its financial obligations to AOL, Excite and Lycos or for other purposes. There can be no assurance that such financing will be available in sufficient amounts or on terms acceptable to the Company, if at all.

     Risks Associated with Offering New Services. The Company plans to introduce new and expanded services and to enter into new relationships with third parties in order to generate additional revenues, attract more consumers and respond to competition. For example, the Company may offer travel insurance and travel financing services. There can be no assurance that the Company would be able to offer such services in a cost effective or timely manner or that any such efforts would be successful. Furthermore, any new service launched by the Company that is not favorably received by consumers could damage the Company's reputation or its brand name. Expansion of the Company's services in this manner would also require significant additional expenses and development and may strain the Company's management, financial and operational resources. The Company's inability to generate revenues from such expanded services or products sufficient to offset their cost could have a material adverse effect on the Company's business, operating results and financial condition.

     Liability for Internet Content. As a publisher and distributor of online content, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that the Company publishes or distributes. Such claims have been brought, and sometimes successfully pressed, against online services. In addition, the Company does not and cannot practically screen all of the content generated by its users on the bulletin board system on the Company's online sites, and the Company could be exposed to liability with respect to such content. Although the Company carries general liability insurance, the Company's insurance may not cover claims of these types or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse effect on the Company's reputation and its business, operating results and financial condition.

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

     The Company also intends to continue to strategically license certain content for its online sites from third parties, as it did with Fodor's, including content which is integrated with internally developed content and used on the Company's online sites to provide key services. There can be no assurance that these third party content licenses will be available to the Company on commercially reasonable terms or that the Company will be able to successfully integrate such third party content. Such content licenses may expose the Company to increased risks, including risks associated with the assimilation of new content, the diversion of resources from the development of the Company's content, the inability to generate revenues from new content sufficient to offset associated acquisition costs and the maintenance of uniform, appealing content. The inability to obtain any of these licenses could result in delays in site development or services until equivalent content can be identified, licensed and integrated. Any such delays in site development or services could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Risks Associated with International Expansion. A component of the Company's strategy is to evaluate expanding its operations into international markets. The Company may expend significant financial and management resources to establish offices overseas, create localized user interfaces and comply with local customs and regulations. If the revenues generated by these international operations are insufficient to offset the expense of establishing and maintaining such operations, the Company's business, operating results and financial condition could be materially adversely affected. To date, the Company has no experience in developing localized versions of its online sites and marketing and distributing its travel services internationally. There can be no assurance that the Company will be able to successfully market or sell its services in these international markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in conducting business on an international level, such as unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, currency rate fluctuations, seasonality in leisure travel in certain countries and potentially adverse tax consequences. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's future international operations and, consequently, on its business, operating results and financial condition.

     Risks Associated with Potential Acquisitions. The Company's current strategy is to broaden the scope and content of its online sites through the acquisition of existing online services and businesses specializing in travel related content, as well as through internally developed new travel services offerings. Any future acquisitions would expose the Company to increased risks, including risks associated with the assimilation of new operations, sites and personnel, the diversion of resources from the Company's existing businesses, sites and technologies, the inability to generate revenues from new sites or content sufficient to offset associated acquisition costs, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. Acquisitions may also result in additional expenses associated with amortization of acquired intangible assets or potential businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions, and its inability to overcome such risks could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Antitakeover Effect of Certain Charter Provisions; Stockholder Rights Plan. The Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock, which could have an adverse impact on the market price of the Common Stock. The Company has no present plans to issue shares of Preferred Stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock.

     In October 1998, the Company's Board of Directors adopted a stockholder rights plan. This plan provides stockholders with special purchase rights under certain circumstances, including if any person or group acquires 20 percent or more of the Company's common stock. This plan could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or of making the Company less attractive to a potential acquiror of, a majority of the outstanding voting stock of the Company, and may complicate or discourage a takeover of the Company.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of December 31, 1998, the Company had $20.4 million and $41.2 million of cash and cash equivalents and marketable securities, respectively.

      The Company does not currently transact any significant portion of its business in functional currencies other than the United States dollar. To the extent that it continues to transact its business using the United States dollar as its functional currency, the Company does not believe that fluctuations in foreign currency exchange rates will have a material adverse effect on the Company's results of operations.

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

     (c) Reports on Form 8-K
         The Company filed a Form 8-K on December 24, 1998 in connection with the sale of the Company's television business.

     (d) Exhibits

Exhibit
Number    Description
------    -----------

2.1* Form of Agreement and Plan of Merger between the Company and Preview Travel, Inc., a Delaware corporation.
2.2 Note and Warrant Purchase Agreement dated December 17, 1998 among the Company, News Travel Network, Inc., a wholly owned subsidiary of the Company, and NewsNet Central, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on 12/24/98)
3.1*      Certificate of Incorporation of the Company.
3.2       Form of Bylaws of the Company. (incorporated herein by reference to
          Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on 11/16/98)
3.3*      Form of Amended and Restated Certificate of Incorporation of the
          Company.
3.4 Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q filed on 11/16/98)
4.1*      Form of the Company's Common Stock Certificate.
4.2 Preferred Shares Rights Agreement, dated as of October 29, 1998, between Preview Travel, Inc. and U.S. Stock Transfer Corporation, including the Certificate of Designations, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (incorporated herein by reference to Exhibit
          3.4 to the Company's Quarterly Report on Form 10-Q filed on 11/16/98)
10.1*     Form of Indemnification Agreement.

10.2*     1988 Stock Option Plan, as amended.
10.3*     1997 Stock Option Plan.
10.4*     1997 Employee Stock Purchase Plan.
10.5*     1997 Directors' Stock Option Plan.
10.6* Third Amended and Restated Registration Rights Agreement, dated June 28, 1996, by and among the Company and certain holders of the Company's capital stock.
10.7* Amendment No. 1 to the Third Amended and Restated Registration Rights Agreement, dated September 26, 1997, by and among the Company and certain holders of the Company's capital stock.
10.8+* Travel Channel Agreement, dated September 30, 1997, by and between the Company and Excite, Inc.
10.9+* Interactive Services Agreement, dated September 1, 1997, by and between the Company and America Online, Inc.
10.10+* Subscriber Services Agreement, dated October 1997, by and between the Company and Apollo Travel Partnership.
10.11* Warrant Agreement to Purchase Shares of Series D Preferred Stock, dated December 15, 1995, by and between the Company and Comdisco, Inc.
10.12* Warrant Agreement to Purchase Shares of Series E Preferred Stock, dated July 22, 1997, by and between the Company and Comdisco, Inc.
10.13* Office Lease, dated September 15, 1990, by and between the Company and Blum's Building Associates.
10.14* Severance Agreement, dated March 1997, by and between the Company and Kenneth Orton.
10.15* Amendment No. 2 to the Third Amended and Restated Registration Rights Agreement, dated November 17, 1997, by and among the Company and certain holders of the Company's capital stock.
10.16+ Agreement, dated as of March 15, 1998 between the Company and Lycos, Inc. (incorporated herein by reference to the Company's Form 10K for the year ended December 31, 1997)
10.17+ Restated and Amended Excite Agreement, dated as of March 12, 1998, between the Company and Excite, Inc. (incorporated herein by reference to the Company's Form 10K for the year ended December 31, 1997)
10.18 Sublease, dated as of April 7, 1998, by and between the Company and CNET, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Commission File No. 333-49631))
10.19 Employment Transition Agreement effective as of April 1, 1998, by and between the Company and Roy F. Walkenhorst. (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Commission File No. 333-49631))
10.20 Television Program Representation Agreement effective as of January 1, 1998, by and between the Company and Roy F. Walkenhorst. (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Commission File No. 333-49631))
10.21 Settlement Agreement and Mutual Release dated as of February 16, 1999, by and between the Company and Kenneth J. Orton.
10.22 Amendment to Restated and Amended Excite Agreement, dated as of March 22, 1999, between the Company and Excite, Inc.
21.1*     Subsidiaries of the Company.
23.1      Consent of Independent Accountants.
24.1      Power of Attorney (see p. 44)
27.1      Financial Data Schedule.
__________
* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-37183)
+ Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain information in these exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PREVIEW TRAVEL, INC.


                             By: /s/   JAMES J. HORNTHAL
                                 ----------------------------
                                       James J. Hornthal
                             Acting President and Chief Executive Officer,
                                     Chairman and Director

Date:  March 31, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Hornthal and Thomas W. Cardy jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

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

            Signature                                       Title                                    Date
---------------------------------  -------------------------------------------------------  -----------------------

/s/ JAMES J. HORNTHAL              Acting President and Chief Executive Officer, Chairman       March  31, 1999
---------------------------------  and Director
  (James J. Hornthal)

/s/ THOMAS W. CARDY                Executive Vice President, Chief Financial Officer            March  31, 1999
---------------------------------  (Principal Financial Officer)and Director
  (Thomas W. Cardy)

/s/ BRUCE E. CARMEDELLE            Vice President and Controller (Principal Accounting          March  31, 1999
---------------------------------  Officer)
 (Bruce E. Carmedelle)

/s/ THOMAS A. CULLEN               Director                                                     March  31, 1999
---------------------------------
  (Thomas A. Cullen)

/s/ DAVID S. POTTRUCK              Director                                                     March  31, 1999
---------------------------------
  (David S. Pottruck)

/s/ JAMES E. NOYES                 Director                                                     March  31, 1999
---------------------------------
  (James E. Noyes)

/s/ THEODORE J. LEONSIS            Director                                                     March  31, 1999
---------------------------------
  (Theodore J. Leonsis)


                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.....................................  F-2
Consolidated Balance Sheets...........................................  F-3
Consolidated Statements of Operations.................................  F-4
Consolidated Statements of Stockholders' Equity.......................  F-5
Consolidated Statements of Cash Flows.................................  F-6
Notes to Consolidated Financial Statements............................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Preview Travel, Inc.,

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Preview Travel, Inc. (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Francisco, California
January 21, 1999

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          1998           1997
                                                                                      -------------  -------------
ASSETS

Cash and cash equivalents...........................................................      $ 20,363       $ 27,912
Marketable securities...............................................................        26,501            750
Accounts receivable, net of allowance for doubtful accounts of $120 and $40.........         2,423            549
Other assets........................................................................         2,722          6,037
Net assets of discontinued operations...............................................           419          3,629
                                                                                          --------       --------
          Total current assets......................................................        52,428         38,877

Marketable securities - noncurrent..................................................        14,661             --
Property and equipment..............................................................         4,124          2,978
Other assets........................................................................           955             --
                                                                                          --------       --------
          Total assets..............................................................      $ 72,168       $ 41,855
                                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable....................................................................      $  1,809       $  1,689
Accrued liabilities.................................................................         4,038          2,305
Current portion of capital lease and other obligations..............................         1,379            882
                                                                                          --------       --------
          Total current liabilities.................................................         7,226          4,876
Capital lease obligations, less current portion.....................................         1,641          1,614
Accrued liabilities, noncurrent.....................................................           614             --
                                                                                          --------       --------
           Total liabilities........................................................         9,481          6,490
                                                                                          --------       --------
Commitments (Note 5)
Stockholders' equity:
  Preferred stock: $0.001 par value; 5,000,000 shares authorized; no
     shares issued and outstanding..................................................            --             --
  Common stock, $0.001 par value; 50,000,000 shares authorized; 13,657,480
     and 11,337,205 shares issued and outstanding...................................            14             11
Additional paid-in capital..........................................................       115,774         61,676
Other stockholders' equity..........................................................          (357)          (539)
Accumulated deficit.................................................................       (52,744)       (25,783)
                                                                                          --------       --------
          Total stockholders' equity................................................        62,687         35,365
                                                                                          --------       --------
          Total liabilities and stockholders' equity................................      $ 72,168       $ 41,855
                                                                                          ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)



                                                                                    Year Ended December 31,
                                                                ----------------------------------------------------------------
                                                                        1998                  1997                  1996
                                                                --------------------  --------------------  --------------------
Revenues:
  Transaction revenue.........................................             $ 10,667              $  5,430               $ 2,338
  Advertising revenue.........................................                3,341                   580                   235
                                                                           --------              --------               -------
       Total revenues.........................................               14,008                 6,010                 2,573

Cost of revenues..............................................                6,093                 3,648                 2,308
                                                                           --------              --------               -------

Gross profit..................................................                7,915                 2,362                   265

Operating expenses:...........................................
  Marketing and sales.........................................               22,714                 7,025                 2,815
  Research and development....................................                3,706                 1,825                 1,314
  General and administrative..................................                6,158                 3,620                 1,440
                                                                           --------              --------               -------
       Total operating expenses...............................               32,578                12,470                 5,569
                                                                           --------              --------               -------

Loss from continuing operations before interest...............
   and income tax expense.....................................              (24,663)              (10,108)               (5,304)

Interest income (expense).....................................                2,636                   266                   (89)
                                                                           --------              --------               -------

Loss from continuing operations before income                               (22,027)               (9,842)               (5,393)
  tax expense.................................................
Income tax expense............................................                  (51)                   (2)                   (2)
                                                                           --------              --------               -------
Loss from continuing operations...............................              (22,078)               (9,844)               (5,395)

Discontinued operations:
   Loss from discontinued operations..........................                 (681)                 (324)                 (197)
   Loss on disposal of discontinued operations................               (4,202)                   --                    --
                                                                           --------              --------               -------

Net loss......................................................             $(26,961)             $(10,168)              $(5,592)
                                                                           ========              ========               =======

Basic and diluted loss per share..............................               $(2.11)               $(3.54)               $(3.43)
                                                                           ========              ========               =======

Shares used in computation of basic and diluted net loss
  per share  ................................................                12,796                 2,869                 1,631
                                                                           ========              ========               =======

Supplemental Financial Data (unaudited) (Note 1)
  Gross bookings..............................................             $200,068              $ 80,389               $20,263
                                                                           ========              ========               =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)



                                  Preferred Stock           Common Stock         Additional    Other                      Total
                               ----------------------  -----------------------    Paid-In    Stockholders' Accumulated Stockholders'
                                Shares      Amount      Shares      Amount        Capital      Equity         Deficit     Equity
                               -------  -------------  -------   ------------  -----------  -------------  -----------  ---------
Balance at January 1, 1996....  3,366   $          4     1,564   $          1  $    10,991  $         276  $   (10,023) $   1,249
   Issuance of common stock...     --             --       138              1          244           (234)          --         11
   Repayment of note..........     --             --        --             --           --              8           --          8
   Issuance of Series E
    preferred stock...........    956              1        --             --        8,561             --           --      8,562
   Issuance of common stock
    warrants..................     --             --        --             --           --             11           --         11
   Issuance of Series E
    preferred stock warrants..     --             --        --             --           --            162           --        162
   Net loss...................     --             --        --             --           --             --       (5,592)    (5,592)
                               -------  -------------  -------   ------------  -----------  -------------  -----------  ---------


Balance at December 31, 1996..   4,322             5     1,702              2       19,796            223      (15,615)     4,411
   Issuance of common stock...      --            --       496             --        1,065             --           --      1,065
   Issuance of common stock,
    net.......................      --            --     2,500              3       24,616             --           --     24,619
   Exercise of warrants.......     264            --        --             --          501           (504)          --         (3)
   Exercise of  Series C
    preferred stock warrants..     149            --        --             --          406             (4)          --        402
   Issuance of Series E
    preferred stock...........   1,563             1        --             --       13,973             --           --     13,974
   Issuance of warrants.......      --            --        --             --           --            118           --        118
   Conversion of preferred
    stock to common stock.....  (6,298)           (6)    6,298              6           --             --           --         --
   Conversion of subordinated
    debt to common stock......      --            --       341             --          749             --           --        749
   Deferred compensation in
    connection with issuance of
    stock options (net of
    amortization of $70)......      --            --        --             --          570           (500)          --         70
   Repayment of notes
    receivable................      --            --        --             --           --            255           --        255
   Issuance of notes
    receivable................      --            --        --             --           --           (127)          --       (127)
   Net loss...................      --            --        --             --           --             --      (10,168)   (10,168)
                               -------  -------------  -------   ------------  -----------  -------------  -----------  ---------


Balance at December 31, 1997..       --           --    11,337             11       61,676           (539)     (25,783)  $ 35,365
   Issuance of common stock
    under stock option and
    purchase plan.............       --           --       336              1        1,654             --           --      1,655
   Issuance of common stock,
    net.......................       --           --     1,959              2       52,378             --           --     52,380
   Exercise of warrants.......       --           --        25             --           66            (66)          --         --
   Amortization of deferred
    compensation in connection
    with issuance of stock
    options...................       --            --       --             --           --            143           --        143
    Repayment of notes receivable,
     net of issuance..........       --            --       --             --           --            105           --        105
    Net loss..................       --            --       --             --           --             --      (26,961)   (26,961)
                               -------  -------------  -------   ------------  -----------  -------------  -----------  ---------


Balance at December 31, 1998..    --    $          --   13,657   $         14   $   115,774  $        (357) $   (52,744) $  62,687
                               =======  =============  =======   ============  ===========  =============  ===========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)



                                                                          Year Ended December 31,
                                                              ------------------------------------------------
                                                                   1998              1997            1996
                                                              ---------------  ----------------  -------------
Cash flows from operating activities:
  Net loss..................................................        $(26,961)         $(10,168)       $(5,592)
  Adjustments to reconcile net  loss to net cash
     used in operating activities:
     Loss from discontinued operations......................           4,883               324            197
     Depreciation and amortization..........................           1,477               578            148
     Amortization of deferred compensation..................             143                70             --
     Value of warrants issued for services..................              --               130            172
     Changes in operating assets and liabilities:
       Accounts receivable..................................          (1,874)             (396)          (152)
       Other assets.........................................           2,910            (6,029)           320
       Accounts payable and accrued liabilities.............           2,406             2,057          1,732
                                                                    --------          --------        -------
       Net cash used in continuing operating activities.....         (17,016)          (13,434)        (3,175)
       Net cash (used in) provided by discontinued                    (1,765)             (162)         1,096
         operations.........................................
                                                                    --------          --------        -------
       Net cash used in operations..........................         (18,781)          (13,596)        (2,079)
                                                                    --------          --------        -------
Cash flows from investing activities:
  Acquisition of property and equipment.....................          (1,302)             (739)          (175)
  Purchase of short-term marketable securities..............         (62,760)             (750)            --
  Proceeds on sales of short-term marketable securities.....          37,009                --             --
  Purchases of long-term marketable securities..............         (14,661)               --             --
                                                                    --------          --------        -------
       Net cash used in investing activities................         (41,714)           (1,489)          (175)
                                                                    --------          --------        -------
Cash flows from financing activities:
  Proceeds from borrowings on long-term debt................              --             1,350            100
  Payment of long-term debt.................................              --            (3,350)          (718)
  Payments on equipment note................................              --              (408)          (135)
  Payments on obligations under capital leases..............          (1,194)             (725)          (623)
  Proceeds from repayment of stockholder notes..............             105               254              8
  Proceeds from issuance of convertible bridge loans........              --                --          1,000
       Proceeds from issuance of common stock, net..........          54,035            24,691             11
  Proceeds from issuance of preferred stock, net............              --            14,487          7,562
  Proceeds from stock warrant exercises.....................              --               682              1
                                                                    --------          --------        -------
       Net cash provided by financing activities............          52,946            36,981          7,206
                                                                    --------          --------        -------
       Net (decrease) in cash...............................          (7,549)           21,896          4,952
Cash and cash equivalents, beginning of year................          27,912             6,016          1,064
                                                                    --------          --------        -------
Cash and cash equivalents, end of the year..................        $ 20,363          $ 27,912        $ 6,016
                                                                    ========          ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Company Background And Summary Of Significant Accounting Policies:

    The Company:

     Preview Travel, Inc. ("Preview Travel" or the "Company") is a leading provider of branded online travel services for leisure and small business travelers. The Company operates its own Web sites (www.previewtravel.com, www.reservations.com and www.vacations.com), the primary travel service on America Online, Inc. ("AOL") (AOL keyword: previewtravel) and a co-branded travel Web site with Excite, Inc. ("Excite") and with Lycos, Inc. ("Lycos"). In addition to its reservation and ticketing service, the Company offers vacation packages, discounted and promotional fares, travel news and destination content, including content licensed from Fodor's Travel Publications, Inc. ("Fodor's").

     On December 31, 1998, the Company completed a transaction pursuant to which substantially all of the assets of the Company's television business, as operated by the Company's wholly owned subsidiary, News Travel Network, Inc. ("NTN"), were transferred to NewsNet Central, Inc.("NNC") The Company currently holds a minority equity interest in NNC. Prior to this transaction, through its television business, Preview Travel produced entertainment programming for broadcast and cable television and the in-flight market. The television business also produced 90-second news inserts for local television station newscasts. Certain items previously reported in specific financial captions have been reclassified to conform with the 1998 presentation.

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

Basis of presentation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Preview Travel Online, Inc. and NTN. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition:

     Transaction Revenues:

     Transaction revenues consist of commissions from travel suppliers for air travel, hotel rooms, car rentals, vacation packages and cruises, net of allowances for cancellations, and are recognized upon confirmation of the reservation. In addition, transaction revenues include segment fees received from global distribution services ("GDS") suppliers. Certain travel suppliers also pay performance-based compensation, known as overrides which are recognized on an accrual basis once the amount has been confirmed with the travel supplier, which generally reflects the performance for a prior quarterly period.

     Advertising Revenues:

     Advertising revenues are derived primarily from the delivery of advertising impressions on the Company's Web sites. Advertising revenues are recognized in the period the advertising impressions are delivered.

Research and Development Costs:

     Research and development costs are expensed as incurred.

Cash Equivalents and Marketable Securities:

     The Company invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and high quality corporate and foreign government issuers as well as money market funds and certificate of deposits. All highly liquid instruments with an original maturity of 90 days or less are considered cash equivalents; those with original maturities greater than 90 days and current maturities less than twelve months from the balance sheet date are considered short-term marketable securities. Marketable securities with maturity of twelve months or more from the balance sheet date are considered marketable securities - noncurrent.

     The Company has classified debt securities as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method. Unrealized gains and losses were not significant at December 31, 1998 and 1997 and the estimated fair value approximated cost.

     The following is a summary of available-for-sale securities at December 31, 1998 and 1997 (in thousands):

                                                       1998            1997
                                                       Cost            Cost
                                                      ------          ------
Corporate debt securities                          $  53,106       $  27,325
U.S. government obligations                            3,030              63
Certificates of deposit                                4,000              --
Foreign government obligations                         1,045              --
Money market funds                                       233              --
                                                      ------          ------
                                                   $  61,414       $  27,388
                                                      ======          ======


Amounts included in cash and
  cash equivalents                                    20,252          26,638
Amounts included in marketable securities             26,501             750
Amounts included in marketable
  securities - noncurrent                          $  14,661       $      --
                                                      ------          ------
                                                   $  61,414       $  27,388
                                                      ======          ======
Property and Equipment:


     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, typically five years. Assets held under capital leases are amortized using the straight-line method over the term of the lease or estimated useful lives, whichever is shorter. Amortization of leasehold improvements is computed using the shorter of the term of the Company's facility leases or the estimated useful lives of the improvements.

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

Supplemental Information (unaudited):

     Gross bookings represent the total purchase price of all travel services booked through the Company's online sites. This information does not affect the Company's operating results. Disclosure of gross bookings is not required by generally accepted accounting principles. Gross bookings are not included in revenues or operating results, and should not be considered in isolation or as a substitute for other information prepared in accordance with generally accepted accounted principles. Management believes that gross bookings provide more consistent comparison between historical periods than do transaction and advertising revenues. In addition, management believes that gross bookings are meaningful because such information and, in particular, year-to-year changes in such information, are a useful measure of market acceptance.

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

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities are maintained with two major financial institutions.

     The Company's advertising customers are located across the United States and are primarily in travel, internet and consumer businesses. The Company does not perform formal credit evaluations of customers and does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

     Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying value of the borrowings under the capital lease obligations approximate their fair value.

Comprehensive Loss

      The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, which was issued in June 1997, during the year ended December 31, 1998. There was no impact to the Company as a result of the adoption of SFAS No. 130, as there were no differences between net loss and comprehensive loss for all periods presented.

Recent Accounting Pronouncements

     In April 1998, the Accounting Standards Executive Committee released Statement of Position (SOP), 98-5, Reporting on the Costs of start-up Activities. SOP No. 98-5 is effective for the fiscal years beginning after December 15, 1998 and requires companies to expense all cost incurred or unamortized in connection with start-up activities. The new standard is effective for the Company's fiscal year ending December 31, 1999 and is not expected to have a material effect on the financial statements as the Company has not capitalized such costs to date.

2.  Discontinued Operations:

     In December 1998, the Company's Board of Directors adopted a plan to sell the Company's television business, as operated by the Company's wholly owned subsidiary, NTN. On December 31, 1998, the Company completed a transaction with NNC, pursuant to which substantially all of the assets of the Company's television business, as operated by NTN, were transferred to NNC (the "TV Disposition"). Upon the closing of the TV Disposition, the Company contributed certain assets to NNC, including the following: (a) cash in the amount of $88,000, (b) certain assets related to NTN's business, including a library of travel video content, and (c) assignment of the Company's rights and obligations under certain contracts related to NTN's business.

     In consideration of the transfer of the assets of NTN to NNC, the Company received from NNC the following: (a) a convertible promissory note in the principal amount of $250,000 (the "Note"), (b) a subordinated promissory note in the principal amount of $1,000,000 (the "Subordinated Note"), which will bear interest at the rate of 6% per annum and will be secured by certain portions of the assets of NNC, including its fixed assets and the video library, and (c) a warrant to purchase up to 2,275,445 shares of Common Stock of NNC at an exercise price of $0.45 per share (the "Warrant"). The Note will be due and payable upon demand by the Company on December 31, 1999; provided, however, that the Note will be automatically converted into shares of Series A Preferred Stock of NTN at a conversion price of $4.50 per share upon the occurrence of certain conditions. The Subordinated Note is due and payable upon demand at any time after December 31, 2003.

     As of December 31, 1998, James Hornthal, the Company's Chairman and acting President and Chief Executive Officer, holds 800,000 shares and the Company holds 829,000 shares of Common Stock of NNC, which each purchased on November 15, 1998 at a price of $0.015 per share. Following the closing of the TV Disposition and the conversions of all outstanding convertible promissory notes, including the Note, the Company owns approximately 19.7% of NNC's voting stock.

     In addition, the Company and NNC entered into a Services Agreement that provides for, among other things, the following: (a) the sublease to NNC of the Company's facilities at One Beach Street in San Francisco, (b) the Company's right to act as the co-exclusive advertising sales representative for NTN's Travel Update programs, (c) a perpetual, non-exclusive, royalty-free license to use NTN's travel video library (including any enhancements thereto), and (d) the continued branding of NTN's "Travel News" and "Travel Update" programs with "Preview Travel" marks. NNC has also agreed not to provide online travel services for a period of five years following the termination of the Services Agreement.

     As the historical operations of the Company's television business were not profitable, and due to significant risks inherent in the independent television business, the Company has attributed no value to the Subordinated Note and the Warrant. The net value of the Company's investment in NNC will be recorded at $250,000. As of the closing of the TV Disposition, substantially all of the Company's employees engaged in NTN's business became employees of NNC.

     Discontinued operations include the results of the Company's television operations prior to the TV Disposition on December 31, 1998. Upon the completion of the TV Disposition, the Company incurred a one-time loss of approximately $4.2 million related to the sale of the television assets. The $4.2 million loss was comprised of cash of $88,000, prepaid expenses of $130,000, film library, net of accumulated amortization of $4,521,000, of $1,883,000, property and equipment, net of accumulated depreciation of $1,591,903, of $1,268,000, employee compensation, transaction expenses and accrued loss on sublet to NNC of $785,000, and the operating loss of the television business from the measurement date to December 31, 1998 of $298,000, offset by the investment recorded in NNC of $250,000.

     Net assets of discontinued operations of $419,000 at December 31, 1998 are comprised of receivables of $1.1 million offset by account payable and accrued liabilities of $724,000. Net assets of discontinued operations of $3,629,000 at December 31, 1997 are comprised of receivables of $1.4 million, other assets of $50,000, film library, net of accumulated amortization, of $2,402,000 and property and equipment, net of accumulated depreciation, of $666,000 offset by accounts payable and accrued liabilities of $930,000.

     The Company has restated its prior financial statements to present the operating results of the television business as a discontinued operation. Operating results from discontinued operations are as follows:

                                                Year Ended December 31,
                                    -------------------------------------------
                                          1998           1997          1996
                                    -------------  --------------  ------------
Revenues.........................         $6,079         $7,634        $9,801
Costs and expenses
Cost of revenue..................          4,637          5,751         7,000
Sales and marketing expenses.....          1,297          1,643         1,558
General and administrative
 expenses........................            826            564         1,440
                                          ------         ------         -----
Loss from operations.............         $ (681)        $ (324)        $(197)
                                          ======         ======         ======

3.  Balance sheet detail:

    Other current assets are comprised of the following (in thousands):

                                                     December 31,
                                         ------------------------------------
                                               1998               1997
                                         -----------------  -----------------
Prepaid online distribution expense......           $1,143             $5,533
Other....................................            1,579                504
                                                    ------             ------
                                                    $2,722             $6,037
                                                    ======             ======
 Property and equipment are summarized as follows (in thousands):

                                                      December 31,
                                         -------------------------------------
                                                1998                1997
                                         ------------------  ------------------
Computer equipment.......................          $ 4,826             $ 2,728
Furniture and fixtures...................              917                 643
Leasehold improvements...................              748                 497
                                                   -------             -------
                                                     6,491               3,868
                                                   -------             -------
Less accumulated depreciation and
 amortization............................           (2,367)               (890)
                                                   -------             -------
Property and equipment, net..............          $ 4,124             $ 2,978
                                                   =======             =======

     Equipment under capital leases included in property and equipment amounted to $2,451,000 (net of $1,636,000 accumulated amortization) and $2,328,000 (net of $1,143,000 accumulated amortization) at December 31, 1998 and 1997, respectively, and primarily composed of computer equipment.

 Accrued liabilities are comprised of the following (in thousands):

                                                     December 31,
                                         ------------------------------------
                                               1998               1997
                                         -----------------  -----------------
Accrued trade payables                              $1,763             $  382
Accrued employee compensation                        1,900              1,024
Other                                                  185                505
Accrued rent expense                                   190                394
                                                    ------             ------
                                                    $4,038             $2,305
                                                    ======             ======

4.  Income Taxes:

     For the years ended December 31, 1998 and 1997, the provision for income taxes is comprised of minimum state tax expense. No provision for federal or state income taxes has been recorded for the years ending December 31, 1998, 1997 and 1996 as the Company incurred net operating losses.

     Deferred tax assets (liabilities) as of December 31, 1998 and 1997 comprise the following (in thousands):

                                                     December 31,
                                         ------------------------------------
                                               1998                1997
                                         -----------------  ------------------
 Net Operating Loss carryforwards........        $ 22,288            $ 11,502
 Other...................................             269                 105
 Deferred Rent...........................             260                 157
 Property and Equipment..................             217                 373
 Warrants................................              --                  27
 Film Library............................              --                (149)
                                                 --------            --------
                                                   23,034              12,015
 Less valuation allowance................         (23,034)            (12,015)
                                                 --------            --------
                                                 $     --            $     --
                                                 ========            ========

     Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets. The valuation allowance has increased by $11,019,000 and $6,437,000 during 1998 and 1997, respectively. Deferred tax assets and the related valuation allowance include approximately $1,220,000 related to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit if which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

     The difference between the statutory rate of approximately 34% and the tax benefit of zero recorded by the Company is primarily due to the Company's full valuation allowance against its net deferred tax assets.

     At December 31, 1998, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $60,371,000 and $30,209,000, respectively. These carryforwards expire from 1999 to 2018. Due to changes in the Company's ownership in 1996 and 1997, future utilization of a portion these net operating loss carryforwards will be subject to certain limitations of annual utilization as defined by the Tax Reform Act of 1986.


5.  Commitments:

     The Company leases its office space under a non-cancelable operating lease expiring in 2001. Certain operating expenses and property taxes related to the leased office space are paid by the Company. In addition, the Company leases office space that formerly housed the Company's television operations. The Company has entered into a sublease agreement with NNC for the former television operations space (see Note 2). The lease and sublease both expire in 2003, with an option for early termination in 2001. The Company also leases certain office equipment and computers under capital leases expiring through 2001.

     Future minimum annual lease payments for both operating and capital leases are as follows (in thousands):

                                                  Operating           Capital
                                                  ---------           -------
1999.....................................           $ 1061             $1,391
2000.....................................             1118              1,067
2001.....................................              866                582
2002.....................................              559                145
2003.....................................              279                 --
                                                    ------             ------
Total minimum lease payments.............           $3,883              3,185
                                                    ======             ------

Less amounts representing interest.......                                 379
                                                                       ------
Present value of minimum lease payments..                               2,806
Less current portion.....................                               1,165
Noncurrent portion of capital lease
 obligations.............................                              $1,641
                                                                       ======

     Total rent expense for office space was $1,143,000 and $457,000 for the years ended December 31, 1998 and 1997, respectively.

     The Company has entered into distribution and licensing agreements with AOL, a related party, Excite, Inc. ("Excite"), Lycos and others under which these companies are obligated to deliver minimum numbers of annual page views to the Company through online areas featuring the Company's travel services. The Company is also obligated to pay a percentage of commissions earned by the Company in excess of certain thresholds and, to retain the right to be the primary provider of travel services on AOL, must achieve specified levels of annual travel service bookings.

     In connection with these agreements, the Company is obligated to make aggregate minimum payments to AOL, Excite (adjusted for amended amount, see Note
12), Lycos and others as follows (in thousands):

1999.....................................          $12,981
2000.....................................          $12,900
2001.....................................          $12,525
2002.....................................          $ 9,827
                                                   -------
Total minimum lease payments.............          $48,233
                                                   =======
7.   Stockholders' Equity:

     Stockholder Rights Plan

     In October 1998, the Board of Directors adopted a stockholders rights plan under which rights were distributed to stockholders of record on November 12, 1998. The rights are not exercisable until ten days after a person or group announces the acquisition of 20 percent or more of the Company's outstanding Common Stock or the commencement of a tender offer which would result in ownership by the person or group of 20 percent or more of the outstanding Common Stock. Each right entitles stockholders to buy one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $100. The Company will be entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 20 percent or more of the Company's Common Stock. If a person or group acquires 20 percent or more of The Company's Common Stock prior to redemption of the rights, the rights will entitle stockholders other than the potential acquiror to purchase, at the then current exercise price, that number of shares of the Company's Common Stock (or, in certain circumstances as determined by the Board of Directors, cash, other property or other securities) having a market value at that time of twice the exercise price. If, after the tenth day following acquisition by a person or group of 20 percent or more of the Company's Common Stock, the Company sells more than 50 percent of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiror must assume the obligations under the rights, and the rights will become exercisable to acquire common stock of the acquiror at the discounted price. Under certain circumstances, the Company's Board of Directors may also exchange the rights (other than those owned by the acquiror or its affiliates) for its Common Stock at an exchange ratio of one share of Common Stock per right.

     Preferred Stock

     In November 1997 all 6,033,686 shares of Series A, B, C, D and E preferred stock were converted on a one to one basis into common stock of the Company.

     In November 1997 the shareholders of the Company approved an amendment to the Company's certificate of incorporation, authorizing 5,000,000 shares of preferred stock of which the Board of Directors has the authority to issue and to determine the rights, preferences and privileges. In October, 1998 in connection with the stockholders rights plan the company designated 100,000 shares of preferred stock as Series A Participating Preferred Stock with $0.001 par value per share.

     Other Stockholders' Equity

     Other stockholders' equity comprise the following (in thousands):


                                                   December 31,
                                           ----------------------------
                                               1998           1997
                                           -------------  -------------
Deferred compensation....................         $(357)         $(500)
Stockholder notes receivable.............            --           (106)
Stock warrants...........................            --             67
                                                  -----          -----
                                                  $(357)         $(539)
                                                  =====          =====

     Stockholder notes receivable represent the amounts due from stockholders in exchange for the issuance of common stock together with accrued interest. During 1998, all outstanding stockholder notes receivable and accrued interest thereon were paid in full. During 1998, all outstanding warrants to purchase common stock were exercised. As of December 31, 1998, there were no warrants outstanding.

     Reverse Stock Split

     In November 1997, the Company completed a reincorporation of the Company in Delaware having the effect of a 1:2 reverse stock split. All share and per share information in the accompanying consolidated financial statements and notes thereto have been restated for such stock split.


8.  Stock Option Plan:

     In 1988, the stockholders of the Company approved the 1988 Stock Option Plan (the "1988 Plan"), which, as amended, authorized 1,681,750 shares of the Company's common stock as available for the granting of options. Under the 1988 Plan, the Board of Directors may grant options for common stock to employees, directors, and consultants either as incentive stock options or nonstatutory options. Options granted as incentive stock options are at an exercise price not lower than the fair market value of the stock at the date the options are granted. Nonstatutory options are issued at between 85% and 100% of fair market value. Options granted under the 1988 Plan generally vest 25% on the first anniversary of the grant date and the remainder will vest monthly over the next three years. Generally, the term of this plan provide that options expire up to a maximum of five years from the date of grant.

     In November 1997, the stockholders of the Company approved the 1997 Stock Option Plan (the "1997 Plan"), which authorized an additional 1,500,000 shares of the Company's common stock as available for the granting of options with terms and conditions substantially similar to those of the 1988 Plan, except that under this plan the options expire up to ten years from the date of grant.

     In November 1997, the stockholders of the Company approved the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan"), which authorized an additional 250,000 shares of the Company's common stock as available for the granting of options. Options granted under the 1997 Directors' Plan are nonstatutory options and will be issued at 100% of fair market value at the time of grant. Options granted become exercisable over four years and expire up to ten years from the date of grant. The 1997 Directors' Plan calls for an initial grant of shares for each new non-employee member of the Board of Directors in addition to an automatic annual grant thereafter.

     In November 1997, the stockholders of the Company approved the 1997 Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the two-year offering period or the end of each of the six-month purchase periods.

     At December 31, 1998 and 1997, 2,627,000 and 3,008,000 shares of common stock, respectively, were reserved for the exercise of stock options.

  The following table summarizes activity under the Company's stock option plans for the years ended December 31, 1996, 1997 and 1998:

[CAPTION]

                                                                            Outstanding Options
                                                                ---------------------------------------------
                                                Available               Number           Weighted Average
                                                For Grant             of Shares           Exercise Price
                                         ---------------------   -------------------   ----------------------
Balance at December 31, 1995                            783                   677                  $    2.10
        Options granted                                (277)                  277                  $    2.52
        Options exercised                                --                  (137)                 $    1.78
        Options canceled                                 82                   (82)                 $    2.56
                                         ---------------------   -------------------
Balance at December 31, 1996                            588                   735                  $    2.28
        Options authorized                            1,750                    --                  $      --
        Options granted                                (658)                  658                  $    6.05
        Options exercised                                --                   (67)                 $    2.15
        Options canceled                                 27                   (27)                 $    2.37
                                         ---------------------   -------------------
Balance at December 31, 1997                          1,707                 1,301                  $    4.18
        Options granted                                (726)                  726                  $   19.04
        Options exercised                                --                  (267)                 $    3.73
        Options canceled                                144                  (144)                 $   10.60
        Options expired                                (114)                   --                         --
                                         ---------------------   -------------------
Balance at December 31, 1998                          1,011                 1,616                  $   10.43
                                         ---------------------   -------------------

Options exercisable at:
        December 31, 1998                   487,000         $2.92
        December 31, 1997                   466,000         $2.33
        December 31, 1996                   279,000         $2.16

     The following table summarizes information with respect to stock options outstanding at December 31, 1998:


                                       Options Outstanding                                Options Exercisable
                  -----------------------------------------------------------------------------------------------------
                                           Weighted Average       Weighted                                  Weighted
                           Number             Remaining            Average                                   Average
     Range of           Outstanding       Contractual Life        Exercise        Number Exercisable        Exercise
 Exercise Prices        (thousands)            (years)              Price            (thousands)              Price
-----------------------------------------------------------------------------------------------------------------------
   $ 2.20 - $ 2.60                618                  2.94           $ 2.43                    441               $2.39
   $ 6.50 - $ 9.25                502                  6.43           $ 8.28                     46               $7.97
   $ 9.94 - $15.50                185                  9.11           $14.26                     --                  --
   $16.06 - $24.00                164                  9.61           $23.43                     --                  --
   $26.88 - $36.00                147                  9.46           $32.05                     --                  --
                                -----                                                           ---
                                1,616                  6.00           $10.43                    487               $2.92
                                =====                                                           ===

     The following information concerning the Company's stock option plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

     The fair value of each option grant has been estimated on the date of grant using the minimum value method for all years ended prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method in 1996 and the Black-Scholes option pricing model in 1998 and 1997 with the following weighted average assumptions used for grants in 1998, 1997 and 1996:


                             Stock Option                 Employee Stock
                                 Plan                     Purchase Plan
                      ---------------------------   ---------------------------
                         1998             1997          1996             1998
                      -------------  ------------   ------------  -------------
Risk-free
 interest rate.......    5.26%           7.00%          6.15%           5.22
Expected volatility..     129%             50%             0%            104%
Expected life........   5 years          5 years       5 years         6 months
Dividend rate........      --              --             --              --

     The weighted average fair value per option granted in 1998, 1997 and 1996 was $16.53, $4.46 and $0.64, respectively.

     The following pro forma net loss and net loss per share information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands except per share data):

                                         Year Ended December 31,
                                ----------------------------------------------
                                    1998             1997            1996
                                --------------  --------------  --------------
Net loss:
As reported.....................     $(26,961)       $(10,168)        $(5,592)
Pro forma.......................     $(29,942)       $(10,901)        $(5,732)

Basic and diluted net loss
  per share:
As reported.....................     $  (2.11)       $  (3.54)        $ (3.43)
Pro forma.......................     $  (2.34)       $  (3.80)        $ (3.51)

     These pro forma amounts may not be representative of the effects on reported net income (loss) for future years as options vest over several years and additional awards are generally made each year.

     In connection with the completion in November 1997 of the Company's initial public offering, certain options granted in 1997 have been considered to be compensatory. Compensation associated with such options as of December 31, 1997 amounted to $570,000. Of that amount, $143,000 and $70,000 has been charged to operations in the year ended December 31, 1998 and 1997, respectively. The remaining $357,000 will be charged to operations over the remaining period to 2001.

9.  Supplemental Disclosures Of Cash Flow Information:

    During the years ended December 31, 1998 and 1997, the Company made cash payments for interest of approximately $327,000 and $168,000, respectively, and state franchise taxes of $8,300 and $2,400, respectively.

    The following noncash investing and financing transactions occurred during the years ended December 31, 1998 and 1997 (in thousands):

                                               Year Ended December 31,
                                            ----------------------------
                                              1998       1997      1996
                                            -------    -------   -------
Property and equipment obtained
   through capital leases................    $1,321     $1,721    $1,039
                                             ======     ======    ======

Common stock issued for
   notes receivable......................    $   33     $  128    $  234
                                             ======     ======    ======

Common stock issued for services.........    $   --     $   46    $   --
                                             ======     ======    ======

Common stock issued upon conversion
   of notes payable..................        $   --     $  750    $   --
                                             ======     ======    ======

10. Related Party Transaction:

    During the years ended December 31, 1998 and 1997, the Company recorded marketing expenses of $6,400,000 and $2,631,000, respectively, pursuant to an agreement with America Online, Inc., a stockholder of the Company. See Note 5.

11. Earnings Per Share (EPS) Disclosures:

    In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                    Year Ended December 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
Numerator - Basic and Diluted EPS
   Net loss                                     $(26,961)  $(10,168)  $(5,592)
                                                ========   ========   =======

Denominator - Basic and Diluted EPS
   Weighted average common
   stock outstanding                              12,796      2,869     1,631
                                                ========   ========   =======

Basic and diluted earnings per share            $  (2.11)  $  (3.54)  $ (3.43)
                                                ========   ========   =======

     Stock options outstanding as of December 31, 1998, 1997 and 1996 of 1,616,000, 1,301,000 and 735,000 at weighted average prices of $10.43, $4.18 and
$2.28, respectively, have not been included in the diluted EPS calculations as they are antidilutive.

12. Subsequent Events (unaudited):

    In March 1999, the Company's agreement with Excite, as discussed in Note 5, was amended to reduce the minimum payments required over the term of the agreement from $24.0 million to $23.5 million.

     In connection with the resignation in February 1999 of the Company's Chief Executive Officer, the cost of certain stock options granted and consulting fees per Settlement Agreement and Mutual Release between the Company and the former Chief Executive Officer will be charged to operations over the twelve month period of the consulting agreement. The ultimate value of the options granted can not be determined until the options are exercised or expire.