Form 10-Q
period 1999-03-31
PREVIEW TRAVEL INC
filed 1999-05-17
CIK 1047121

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended March 31, 1999        Commission file number 000-23177
================================================================================


                             PREVIEW TRAVEL, INC.


              Delaware                                  94-2965892
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

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

                               Yes  [X]   No [_]

     As of March 31, 1999, there were 13,811,205 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements.

               Condensed consolidated balance sheets at March 31, 1999
               and December 31, 1998                                           3

               Condensed consolidated statements of operations for the three
               months ended March 31, 1999 and 1998                            4

               Condensed consolidated statements of cash flows for the three
               months ended March 31, 1999 and 1998                            5

               Notes to condensed consolidated financial statements            6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                      8

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.                                             28

     Item 2.   Changes in Securities and Use of Proceeds.                     28

     Item 3.   Defaults Upon Senior Securities.                               28

     Item 4.   Submission of Matters to a Vote of Security Holders.           28

     Item 5.   Other Information.                                             28

     Item 6.   Exhibits and Reports on Form 8-K.                              28

SIGNATURES                                                                    29

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.


                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            March 31,           December 31,
                                                              1999                 1998
                                                          -------------        -------------
                                                           (unaudited)
                       ASSETS

Cash and cash equivalents............................          $ 15,839             $ 20,363
Marketable securities................................            32,012               26,501
Accounts receivable, net.............................             2,934                2,423
Other assets.........................................             2,602                2,722
Net assets of discontinued operations................                59                  419
                                                          -------------        -------------
       Total current assets..........................            53,446               52,428
Marketable securities - noncurrent...................             8,069               14,661
Property & equipment, net............................             4,598                4,124
Other assets.........................................               961                  955
                                                          -------------        -------------
       Total assets..................................          $ 67,074             $ 72,168
                                                          =============        =============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.....................................          $    771             $  1,809
Accrued liabilities..................................             4,629                4,038
Current portion of capital lease and other
 obligations.........................................             1,417                1,379
                                                          -------------        -------------
        Total current liabilities....................             6,817                7,226
Capital lease obligations, less current portion                   1,586                1,641
Accrued liabilities, noncurrent......................               343                  614
                                                          -------------        -------------
        Total liabilities............................             8,746                9,481
                                                          -------------        -------------


Stockholders' equity:
    Common stock.....................................                14                   14
    Additional paid-in capital.......................           118,080              115,774
    Other............................................            (1,518)                (357)
    Accumulated deficit..............................           (58,248)             (52,744)
                                                          -------------        -------------
        Total stockholders' equity...................            58,328               62,687
                                                          -------------        -------------
        Total liabilities and stockholders' equity...          $ 67,074             $ 72,168
                                                          =============        =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                     Three Months Ended
                                                                   -----------------------
                                                                          March 31,
                                                                   -----------------------
                                                                      1999         1998
                                                                     ------       ------
Revenues:
      Transaction revenue....................................        $ 3,836       $ 2,048
      Advertising revenue....................................          1,771           284
                                                                   ---------     ---------
      Total revenues.........................................          5,607         2,332

Cost of revenues                                                       2,105         1,201
                                                                   ---------     ---------

      Gross profit...........................................          3,502         1,131

Operating expenses:
      Marketing and sales....................................          6,879         3,980
      Technology operations and development..................          1,109           738
      General and administrative.............................          1,504         1,182
      Stock based compensation expense.......................            190            36
                                                                   ---------     ---------
      Total operating expenses...............................          9,682         5,936

      Loss from continuing operations before
      interest and  income tax expense.......................         (6,180)       (4,805)

Interest income (expense), net...............................            708           278
                                                                   ---------     ---------

      Loss from continuing operations
      before income tax expense..............................         (5,472)       (4,527)

Income tax expense...........................................            (32)           (7)
                                                                   ---------     ---------

      Loss from continuing operations........................         (5,504)       (4,534)

Discontinued operations:
      Loss from discontinued operations......................              -          (154)
                                                                   ---------     ---------

Net Loss.....................................................        $(5,504)      $(4,688)
                                                                   =========     =========

Basic and diluted net loss per share.........................        $ (0.40)      $ (0.41)
                                                                   =========     =========
Weighted average shares outstanding
      used in per share calculation..........................         13,743        11,353
                                                                   =========     =========

Supplemental Information:
Gross bookings...............................................        $76,701       $35,890
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

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                         1999                     1998
                                                                                        ------                   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...............................................................            $(5,504)                $ (4,688)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Loss from discontinued operations..................................                  -                      154
         Depreciation and amortization......................................                464                      267
         Stock based compensation...........................................                190                       36
         Changes in operating assets and liabilities........................               (499)                     198
                                                                                      ---------              -----------
            Net cash used in continuing operating activities................             (5,349)                  (4,033)
            Net cash (used in) provided by discontinued operations..........                  -                     (264)
                                                                                      ---------              -----------
            Net cash used in operations.....................................             (5,349)                  (4,297)
                                                                                      ---------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment..................................               (858)                    (201)
     Net purchases and sales proceeds of short-term marketable securities...             (5,511)                 (10,657)
     Net sales proceeds and purchases of long-term marketable securities....              6,592                        -
                                                                                      ---------              -----------
            Net cash provided by investing activities.......................                223                  (10,858)
                                                                                      ---------              -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on obligations under capital leases...........................               (353)                    (268)
     Proceeds from issuance of common stock, net............................                955                      (12)
                                                                                      ---------              -----------
             Net cash provided by financing activities.......................               602                     (280)
                                                                                       ---------              -----------
Net (decrease) in cash......................................................             (4,524)                 (15,435)
Cash and cash equivalents, beginning of period..............................             20,363                   27,912
                                                                                      ---------              -----------
Cash and cash equivalents, end of the period................................            $15,839                 $ 12,477
                                                                                      =========              ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and Basis of Presentation

     Preview Travel, Inc. (the "Company") is a leading provider of branded online travel services for leisure and small business travelers. The Company operates its own Web site (www.previewtravel.com), the primary travel service on America Online, Inc. ("AOL") and co-branded travel Web sites with Excite, Inc. ("Excite") and with Lycos, Inc. ("Lycos"). In addition to its reservation and ticketing service, the Company offers vacation and cruise packages, discount and promotional fares, travel news and destination content, including content licensed from Fodor's Travel Publications, Inc. Preview Travel, Inc. (formerly Preview Media, Inc.) was incorporated in California in March 1985 and was reincorporated in Delaware in November 1997.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company has restated its prior financial statements to present the operating results of the television business as a discontinued operation.

Note 2 - Recent Accounting Pronouncements

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


Note 3 - Commitments

     In September 1997, the Company entered into agreements with AOL, a related party, and Excite under which these companies are obligated to deliver minimum numbers of annual page views to the Company through the online areas featuring the Company's travel services. The agreement with Excite was amended in March 1999 to reduce the minimum payments over the term of the agreement by $500,000. In connection with those services, the Company has made aggregate payments to AOL and Excite totaling $14.2 million as of March 31, 1999, and is obligated to make additional aggregate payments to AOL and Excite totaling $6.8 million in 1999, $12.4 million in 2000 and 2001 and $9.7 million in 2002. The Company is also obligated to pay a percentage of commissions earned by the Company in excess of certain thresholds. To retain the right to be the primary provider of travel services on AOL, the Company must achieve specified levels of annual travel service bookings.

     In March 1998, the Company entered into an agreement with Lycos, a search engine provider, for distribution and promotion of the Company's online travel services. Over the two and a half year term of the agreement, the Company is obligated to pay minimum amounts totaling $4.3 million, of which $2.1 million has been paid as of March 31, 1999, as well as a portion of commissions earned by the Company in excess of certain thresholds under the agreement.

     The Company has also entered into distribution and licensing agreements with other third parties requiring the Company to make payments in the aggregate of $2.7 million during the term of such agreements, of which $1.1 million has been paid as of March 31, 1999.


Note 4 - Net Income (Loss) Per Share

     In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                                  Three Months Ended
                                                                       March 31,
                                                           --------------------------------
                                                                1999              1998
                                                                ----              ----
                                                                      (unaudited)

Numerator--Basic and diluted EPS

     Net loss.........................................         $(5,504)           $(4,688)
                                                               =======            =======
Denominator--Basic and diluted EPS

      Weighted average common stock outstanding.......          13,743             11,353
                                                               =======            =======
Basic and diluted earnings per share..................         $ (0.40)           $ (0.41)
                                                               =======            =======


Note 5 - Subsequent Event

     In April 1999, the company entered into an agreement to lease office space for a second reservations call center. The lease commences in May, 1999 and expires in December, 2003 for a total commitment of $1.3 million.

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

     In consideration of the transfer of the assets of NTN to NNC, the Company received from NNC the following: (a) a convertible promissory note in the principal amount of $250,000 (the "Note"), (b) a subordinated promissory note in the principal amount of $1,000,000 (the "Subordinated Note"), which will bear interest at the rate of 6% per annum and will be secured by certain portions of the assets of NNC, including its fixed assets and the video library, and (c) a warrant to purchase up to 2,275,445 shares of Common Stock of NNC at an exercise price of $0.45 per share (the "Warrant"). In March 1999, the Note was automatically converted into shares of Series A Preferred Stock of NNC at a conversion price of $4.50 per share upon the occurrence of certain conditions.

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

     As the historical operations of the Company's television business were not profitable, and due to the significant risks inherent in the independent television business, the Company has attributed no value to the Subordinated Note and the Warrant. The net value of the Company's investment in NNC was recorded at $250,000. As of the closing of the TV Disposition, substantially all of the Company's employees engaged in NTN's business became employees of NNC.

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

     The Company commenced its online airline reservation service in May 1996 and enhanced the service to include hotels and car rentals in the first half of 1997. In July 1998, the Company began offering real-time bookings of vacation and cruise packages through strategic partnerships with leading travel suppliers. The Company's online travel services have experienced substantial growth since the Company first enabled customers to book travel services online in May 1996. Gross bookings of travel services online increased from approximately $2.8 million in the second quarter of 1996 to $76.7 million in the first quarter of 1999, which resulted in revenues, including advertising revenue, of approximately $424,000 and $5.6 million, respectively, for the corresponding periods.

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

     Advertising revenue has accounted for an increasing portion of the Company's revenues, representing 9%, 10%, 24%, and 32%, of total revenues for 1996, 1997 and 1998, and the three months ended March 31, 1999, respectively. The Company currently expects that future growth, if any, of advertising revenue may be adversely affected by seasonality in advertising expenditures in certain quarters by advertisers and the uncertainty of the acceptance by the advertisers of the Company's Web sites as an advertising medium. See "Risk Factors That May Affect Future Results--Risks Associated with Advertising Revenues."

     Travel services sold through the AOL network (including the primary AOL service and AOL.COM) accounted for 38%, 35%, 28%, and 33% of the Company's gross bookings for the three months ended June 30, 1998, September 30, 1998, December 31, 1998, and March 31, 1999 respectively. Travel services sold through Excite accounted for 18%, 15%, 16% and 13% of the Company's gross bookings for the three months ended June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999 respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services. Any termination of either or both of the Company's agreement with AOL or amended agreement with Excite would likely have a material adverse effect on the Company's business, operating results and financial condition. Since launching its online operations, the Company's cost of revenues and operating expenses have grown substantially and are expected to continue to grow substantially in absolute dollars for the foreseeable future. In particular, the Company's agreements with AOL and Excite require minimum aggregate payments of approximately $55.5 million during the terms of such agreements in exchange for their providing distribution, marketing and other services. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL and Excite. Further, there can be no assurance that the Company will satisfy the minimum levels of travel services bookings, or provide satisfactory content on the specified time schedule, required to maintain the AOL and Excite agreements. Failure to do either of the foregoing would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results-- Reliance on Distribution Agreements with America Online and Excite."

     Overview of Discontinued Operations. From inception through 1994, the Company derived all of its revenues from its television operations. The Company has restated its previously reported financial statements to reflect the results of television operations as discontinued operations. Television revenues were derived primarily from fees associated with sales of advertising time and the licensing of travel related news and entertainment programming. Program license revenues were recognized when all of the following conditions were met: (i) the license period began, (ii) the license fee and the production costs were known and (iii) the program had been accepted by the licensee and was available for telecast. Advertising revenues were recognized when all the terms of the advertising agreement were met, and advertising was shown on various media as designated by the agreement.

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

     Gross Margins. Gross margins may be impacted by a number of different factors, including the mix of transaction revenues versus advertising revenues, the mix of travel services sold, the mix of advertising revenues from AOL, Excite, Lycos and the Company's Web site, the mix of airline ticket commissions (which vary from airline to airline) and the amount of override commissions. The Company typically realizes higher gross margins on advertising revenues than transaction revenues, higher commissions on vacation packages than hotel rooms and car rentals, higher commissions on hotel rooms from certain suppliers and car rentals than airline tickets, higher gross margins on advertising revenues from its own Web site than through AOL, Excite or Lycos, higher commissions from certain airlines than others, and higher gross margins in periods of higher overrides. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods. In addition, the Company expects to add a second reservations call center during 1999 that is expected to increase cost of revenues and likely lower gross margins in the near term. See "Risk Factors That May Affect Future Results--Unpredictability of Future Revenues; Fluctuations in Quarterly Results."

     Anticipated Losses. The Company has incurred significant operating losses and, as of March 31, 1999, had an accumulated deficit of $58.2 million. The Company believes that its success will to a large part depend on its ability to increase the number of registered users and customers and to increase sales volume to realize economies of scale. As the Company increases its spending for product development, advertising, customer service, facilities, international expansion and general and administrative expenses, the Company expects to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future, and the rate at which such losses will be incurred is expected to increase significantly from current levels, resulting in corresponding decreases in working capital, total assets and stockholders' equity. In particular, the Company's operating expenses are expected to increase substantially in 1999 as compared to 1998, primarily due to scheduled increases in the Company's payment obligations to strategic partners and advertising and marketing expenses for the Company's online travel services, resulting in corresponding increases in operating losses and decreases in working capital, total assets and stockholders' equity. See "Risk Factors That May Affect Future Results--Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit" and "-- Anticipated Losses and Negative Cash Flow."

Results Of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's condensed consolidated statement of operations to total revenues, except as indicated:

                                                                       Three Months
                                                                      Ended March 31,
                                                                ----------------------------
                                                                    1999            1998
                                                                    ----            ----
                                                                        (unaudited)
 Revenues:
      Transaction revenue....................................          68.4%            87.8%
      Advertising revenue....................................          31.6             12.2
                                                               ------------      -----------
      Total revenues.........................................         100.0            100.0

 Cost of revenues............................................          37.5             51.5
                                                               ------------      -----------

      Gross profit...........................................          62.5             48.5

Operating expenses:
      Marketing and sales....................................         122.7            170.7
      Technology operations and development..................          19.8             31.6
      General and administrative.............................          26.8             50.7
      Stock based compensation expense.......................           3.4              1.5
                                                               ------------      -----------
      Total operating expenses...............................         172.7            254.5

      Loss from continuing operations before
       Interest and  income tax expense......................        (110.2)          (206.0)

Interest income (expense), net...............................
                                                                       12.6             11.9
                                                               ------------      -----------

      Loss from continuing operations
       before income tax expense.............................         (97.6)          (194.1)

Income tax expense...........................................          (0.6)            (0.3)
                                                               ------------      -----------

      Loss from continuing operations........................         (98.2)          (194.4)

Discontinued operations:
      Loss from discontinued operations...................              0.0             (6.6)
                                                               ------------      -----------

Net Loss.....................................................         (98.2%)         (201.0%)
                                                               ============      ===========

Comparison Of Three Months Ended March 31, 1999 and 1998

  Revenues

     Transaction Revenue. Transaction revenues increased from approximately $2.0 million in the first three months of 1998 to $3.8 million in the first three months of 1999 due primarily to increases in the Company's customer base and gross bookings. Gross bookings increased from $35.9 million in the first three months of 1998 to $76.7 million in the first three months of 1999 as a result of the expansion of the Company's travel service offerings, strategic relationships and customer base, as well as repeat purchases by existing customers. Visits to the Company's online areas increased from 19.8 million in the first quarter of 1998 to 29.9 million in the first quarter of 1999. During the three months ended March 31, 1999, the percentage of online revenues derived from airline commissions, nonairline commissions and the sale of advertising on the Company's online sites was 47%, 21% and 32%, respectively, as compared to 67%, 21% and 12%, respectively, during the three months ended March 31, 1998. The Company's database of customer profiles grew from approximately 3.4 million profiles as of March 31, 1998 to over 7.2 million profiles as of March 31, 1999.


     Advertising Revenues. Online advertising revenues increased from $284,000 in the first three months of 1998 to $1,771,000 in the first three months of 1999, due primarily to the number of advertisers on the Company's Web site, and an increase in the average revenue generated per advertiser.

  Cost of Revenues

     Cost of Revenues. Cost of revenues includes equipment and staffing costs associated with operating the Company's transaction system and customer reservation center, GDS charges, printing and delivery costs for tickets and costs associated with errors in ticket fulfillment. Cost of revenues increased from $1.2 million in the first three months of 1998 to $2.1 million in the first three months of 1999 due to the increased volume of transactions in the first three months of 1999. As a percentage of online revenues, cost of revenues declined from 51.5% in the first three months of 1998 to 37.5% in the first three months of 1999, primarily due to economies of scale resulting from increased transaction volume. The Company's average cost per transaction declined from approximately $10.70 in the first three months of 1998 to approximately $8.20 in the first three months of 1999.

  Operating Expenses

     Marketing and Sales. Marketing and sales expenses consist primarily of payroll and related expenses, consulting fees, advertising, public relations and promotional expenditures and costs relating to the development and acquisition of content and distribution for the Company's online sites. Marketing and sales expenses increased 73% from $4.0 million in the first three months of 1998 to $6.9 million in the first three months of 1999. As a percentage of total revenues, marketing and sales expenses decreased from 171% in the first three months of 1998 to 123% in the first three months of 1999. The increase in marketing and sales expenses was attributable primarily to expenses associated with the hiring of additional personnel for development of online content, expenditures related to the Company's agreements with AOL, Excite and others and increased advertising expenditures. The Company continues to pursue an aggressive branding and marketing campaign, including significant advertising expenditures. In addition, the Company is obligated to make minimum payments totaling $55.5 million to AOL and Excite over the term of its agreements with AOL and Excite, and $4.3 million to Lycos over the two and a half year term of its agreement with Lycos, which payments will be accounted for as marketing and sales expense. As a result of the foregoing the Company expects marketing and sales expenses to increase significantly in absolute dollars in future periods.

     Technology Operations and Development. Technology operations and development expenses consist principally of personnel and equipment expenses and consulting fees for development and enhancement of the Company's transaction processing system and online services such as its Destinations Guides with Fodor's, costs of content development in connection with the Company's strategic relationships with Excite, AOL and Lycos, and costs associated with network operations, systems and telecommunications infrastructure. Technology operations and development expenses increased 50% from $738,000 in the first three months of 1998 to $1,109,000 in the first three months of 1999. As a percentage of total revenues, technology operations and development expenses decreased from 32% in the first three months of 1998 to 20% in the first three months of 1999. The increase in technology operations and development expenses was attributable primarily to increased staffing and consulting fees, as well as increased costs related to enhancing the capacity, features, content and functionality of the Company's online services and enhancing or updating transaction-processing systems. The Company believes that continued investment in technology operations and development is critical to attaining the Company's strategic objectives and, as a result, expects technology operations and development expenses to increase significantly in absolute dollars in future periods.

     General and Administrative. General and administrative expenses consist of payroll and related expenses for management, accounting and administrative personnel, recruiting, professional services, facilities, director and officer insurance, investor relations and other general corporate expenses. General and administrative expenses increased 27% from $1.2 million in the first three months of 1998 to $1.5 million in the first three months of 1999. As a percentage of total revenues, general and administrative expenses decreased from 51% in the first three months of 1998 to 27% in the first three months of 1999. The increase in general and administrative expenses was due primarily to increased salaries and expenses associated with the hiring of personnel related to the expansion of the Company's operations. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff and incurs additional costs related to the growth of its business.

     Stock based Compensation. Stock based compensation reflects the charge to earnings for directors' and consultants' stock options that vest during the period. Stock based compensation increased from $36,000 in the first three months of 1998 to $190,000 in the first three months of 1999 due primarily to an increase in the number of options granted to directors and consultants. The Company's calculation of stock based compensation expense was made by using the Black-Scholes option pricing model for option grants made in 1999. The amount of expense to be recorded in future periods will depend on the number of options vesting, the price of the common stock at the time of vesting and other variables.

     Interest Income (Expense)

     Interest income, net of interest expense, was approximately $278,000 and $708,000 in the first three months of 1998 and 1999, respectively. Interest expense is comprised primarily of interest on capital lease obligations. The increase in net interest income was attributable primarily to interest income earned on higher cash balances in the first three months of 1999, primarily due to net proceeds from the Company's secondary offering in May, 1998.

     Income Taxes

     The provision for income taxes recorded in the first three months of 1999 represents Delaware franchise tax and minimum state tax expense. The Company expects to incur a net loss for 1999; therefore, no provision for federal income taxes has been recorded for the first three months of 1999.

     Discontinued Operations.

     Loss from discontinued operations include the results of the Company's television operations prior to the TV Disposition on December 31, 1998. Loss from discontinued operations in the three months ended March 31, 1998 of $154,000 was comprised of television revenues of $1.7 million less cost of television revenues of $1.2 million and operating expenses of $595,000.

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

     Cash used in operating activities in the first three months of 1999 of $5.3 million was attributable primarily to a net loss of $5.5 million. Cash used in operating activities in the first three months of 1998 of $4.3 million was attributable primarily to a net loss of $4.7 million offset by depreciation and amortization and net changes in operating assets and liabilities.

     Cash provided by investing activities in the first three months of 1999 of $223,000 was comprised of net sales proceeds and purchases of long-term marketable securities of $6.6 million offset by net purchases and sales proceeds of sort-term marketable securities of $5.5 million and acquisitions of property and equipment of $858,000. Cash used in investing activities in the first three months of 1998 of $10.9 million was comprised of net purchases and sales proceeds of short-term marketable securities of $10.7 million offset by acquisitions of property and equipment of $201,000.

     Cash provided by financing activities in the first three months of 1999 of $602,000 was attributable to net proceeds from issuance of common stock of $955,000 offset by payments on obligations under capital leases of $353,000. Cash used in financing activities in the first three months of 1998 of $280,000 was attributable primarily to payments on obligations under capital leases.

     As of March 31, 1999, the Company had $55.9 million of cash, cash equivalents and marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under the agreements with AOL, Excite, Lycos and others and lease obligations. Although the Company has no material commitments for capital expenditures, it anticipates an increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. In addition, pursuant to its arrangement with AOL, the Company is obligated to make minimum payments totaling $32 million, of which $10.7 million had been paid as of March 31, 1999, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Excite, the Company is obligated to make minimum payments totaling $23.5 million, of which $3.5 million had been paid as of March 31, 1999, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Lycos, the Company is obligated to make minimum payments totaling $4.3 million, of which $2.1 million had been paid as of March 31, 1999 and to pay a percentage of commissions earned by the Company in excess of certain thresholds. In addition, the Company is required to continue to develop content areas featured on AOL, Excite and Lycos sponsored primarily by advertising revenues, of which the Company is entitled to receive a share. However, there can be no assurance that the Company will receive significant revenues, if any, from such payments. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite."

     The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the end of March 2000. However, the Company could be required, or could elect, to seek to raise additional financing during such period or thereafter, through the sale of equity or debt securities or by obtaining credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to the Company, if at all. See "Risk Factors That May Affect Future Results--Need for Additional Capital."

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



Risk Factors That May Affect Future Results

          In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

     Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit. The Company incurred net losses of $5.6 million, $10.2 million, $27.0 million and $5.5 million in 1996, 1997, 1998 and the three months ended March 31, 1999, respectively. As of March 31, 1999, the Company had an accumulated deficit of approximately $58.2 million. The Company believes that its future success depends on its ability to significantly increase revenues from its Internet and commercial online service operations, for which it has a limited operating history. The Company initiated its reservations operations in 1994, first recognized revenues from its reservations operations in the first quarter of 1995 and booked its first airline ticket reservations online in the second quarter of 1996. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets such as online commerce. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Gross margins may be impacted by a number of different factors including the mix of transaction revenues versus advertising revenues, the mix of travel services sold, the mix of advertising revenues from AOL, Excite, Lycos and the Company's Web site, the mix of airline ticket commissions (which vary from airline to airline) and the amount of override commissions. The Company typically realizes higher gross margins on advertising revenues than commission revenues, higher commissions on vacation packages than hotel rooms and car rentals, higher commissions on hotel rooms and car rentals than airline tickets, higher gross margins on advertising revenues from the Company's own Web site than through AOL, Excite or Lycos, higher commissions from certain airlines than others and higher gross margins in periods of higher overrides. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods.

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

     Furthermore, the Company's significant investment in the AOL and Excite relationships is based on the continued positive market presence, reputation and anticipated growth of AOL and Excite, as well as the commitment by each of AOL and Excite to deliver specified numbers of annual page views or impressions. Any decline in the significant market presence, business or reputation of AOL or Excite, or the failure of AOL or Excite to deliver the specified numbers of annual page views, will reduce the value of these strategic agreements to the Company and will likely have a material adverse effect on the business, operating results and financial condition of the Company. In addition, while the Company and Excite have agreed to cooperate on advertising, AOL and the Company have the right to separately pursue and sell advertising in the Company's content areas distributed through AOL. There can be no assurance that the Company and AOL will not compete for limited travel supplier advertising revenues. Travel services sold through the AOL network (including the primary AOL service and AOL.COM) accounted for 38%, 35%, 28% and 33% of the Company's gross bookings for the three months ended June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999, respectively. Travel services sold through Excite accounted for 18%, 15%, 16% and 13% of the Company's gross bookings for the three months ended June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services. Any termination of either or both of the Company's agreements with AOL or Excite would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

     In 1997, the major U.S. airlines reduced the commission rate payable for online reservations from approximately 8% to approximately 5%, which had a material adverse effect on the Company's results of operations. In addition, in the first half of 1998 two major airlines reduced their fixed rate commission for online roundtrip ticket sales to ten dollars. These reductions were followed by similar reductions made by other smaller airlines. The Company expects that its weighted average commission on online transaction revenue will decline as a result of these reductions. There can be no assurance that airlines or other of the Company's travel suppliers will not further reduce the amount of compensation payable to the Company and other online service providers.

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

     In addition, the Company is dependent on Apollo and Pegasus to ensure that all software used in connection with their GDS systems will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. Any failure by Galileo or Pegasus to ensure that such software complies with year 2000 requirements could have a material adverse effect on the Company's business, operating results and financial condition. The Company's agreements with its third party service providers have terms of, or expire within, one year or less and in some cases are subject to cancellation for any reason or no reason upon short notice. Specifically, the Company does not have a written agreement with Pegasus. Any cancellation of services, or failure to renew such services upon expiration, by any of such third party providers without notice sufficient to allow the Company to transition to a new service provider in a timely and cost effective manner would have a material adverse effect on the Company's business, operating results and financial condition. See Management's Discussion and Analysis of Financial Condition and Results of Operations "Year 2000."

     Competition. The online travel services market is new, rapidly evolving and intensely competitive, and the Company expects such competition to intensify in the future. The Company competes primarily with traditional travel agency and online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites, such as Expedia (operated by Microsoft Corporation), Travelocity (operated by SABREGroup Holdings Inc., a majority owned subsidiary of American Airlines), Cendant Corporation, TravelWeb (operated by Pegasus), Internet Travel Network, Biztravel.com, Cheap Tickets and TheTrip.com, among others. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial Web sites offering online travel services. Additionally, companies such as Priceline.com operate Web sites that allow users to bid on air tickets and hotel rooms.

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

     Risks Associated with Advertising Revenues. During 1996, 1997, 1998 and the three months ended March 31, 1999 approximately 9%, 10%, 24% and 32%, respectively, of the Company's total revenues were derived from the sale of advertising on its online sites. The Company's advertising customers may terminate their advertising commitments at any time without penalty. Consequently, the Company's advertising customers may move their advertising to competing online sites or to other traditional media quickly and at low cost, thereby increasing the Company's exposure to competitive pressures and fluctuations in net revenues and operating results. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract advertising customers, the Company's business, operating results and financial condition could be materially adversely affected.

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

     Risks Associated with Potential Acquisitions. The Company's current strategy is to broaden the scope and content of its online sites through the acquisition of existing online services and businesses specializing in travel related content, as well as through internally developed new travel services offerings. Any future acquisitions would expose the Company to increased risks, including risks associated with the assimilation of new operations, sites and personnel,the diversion of resources from the Company's existing businesses, sites and technologies, the inability to generate revenues from new sites or content sufficient to offset associated acquisition costs, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. Acquisitions may also result in additional expenses associated with amortization of acquired intangible assets or potential businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions, and its inability to overcome such risks could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings - Not Applicable.

Item 2.    Changes in Securities and Use of Proceeds.

     On November 19, 1997, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-37183) was declared effective by the Securities and Exchange Commission, pursuant to which 2,500,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $11.00 per share, generating gross offering proceeds of $27.5 million. The managing underwriters were Hambrecht & Quist LLC and NationsBanc Montgomery Securities, Inc. After deducting approximately $1.9 million in underwriting discounts and $1.0 million in other related expenses, the net proceeds of the offering were approximately $24.6 million. As of March 31, 1999, the Company has used $9.6 million of the net proceeds of the offering for payments to AOL under the distribution agreement with AOL, $2.5 million for payments to Excite under the distribution agreement with Excite and $2.2 million for payments to Lycos under the distribution agreement with Lycos. The remaining $10.3 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, for payment of its obligations to AOL, Excite and Lycos and for general corporate purposes, including working capital to fund anticipated operating losses.

Item 3.    Defaults Upon Senior Securities - Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable.

Item 5.    Other Information - Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.
           (a)      Exhibits:

                    Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K - The Company filed a Form 8-K/A on January 12, 1999 in connection with the sale of the Company's television business.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Preview Travel, Inc.


                                 By:  /s/  THOMAS W. CARDY
                                     -------------------------------------------
                                      Thomas W. Cardy
                                      Executive Vice President, Chief Financial
                                      Officer (Principal Financial Officer) and
                                      Director




                                 By:  /s/  BRUCE E. CARMEDELLE
                                     -------------------------------------------
                                      Bruce E. Carmedelle
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)


Date:  May 17, 1999

                                 EXHIBIT INDEX
                                 -------------

27.1   Financial Data Schedule