Form 10-Q
period 1999-06-30
PREVIEW TRAVEL INC
filed 1999-08-16
CIK 1047121

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended June 30, 1999        Commission file number 000-23177
============================================================================


                              PREVIEW TRAVEL, INC.

            Delaware                                 94-2965892
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                   747 Front Street, San Francisco, CA 94111
          (Address of principal executive offices, including zip code)

                                 (415) 439-1200
              (Registrant's telephone number, including area code)
  ============================================================================


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

  As of June 30, 1999, there were 13,822,121 shares of the registrant's Common Stock outstanding.


                                     INDEX
                                     -----
                                                                                                Page
                                                                                                ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements.

              Condensed consolidated balance sheets at June 30, 1999
              and December 31, 1998                                                                3

              Condensed consolidated statements of operations for the three and
              six months ended June 30, 1999 and 1998                                              4

              Condensed consolidated statements of cash flows for the six
              months ended June 30, 1999 and 1998                                                  5

              Notes to condensed consolidated financial statements                                 6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                                           8

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings.                                                                  30

     Item 2.  Changes in Securities and Use of Proceeds.                                          30

     Item 3.  Defaults Upon Senior Securities.                                                    30

     Item 4.  Submission of Matters to a Vote of Security Holders.                                30

     Item 5.  Other Information.                                                                  30

     Item 6.  Exhibits and Reports on Form 8-K.                                                   30

SIGNATURES                                                                                        31


PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.


                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                              June 30,                  December 31,
                                                                                1999                        1998
                                                                                ----                        ----
                                                                            (unaudited)
                             ASSETS
Cash and cash equivalents                                             $               8,524       $              20,363
Marketable securities                                                                31,550                      26,501
Accounts receivable, net                                                              4,158                       2,423
Other assets                                                                          3,308                       2,722
Net assets of discontinued operations                                                    16                         419
                                                                      ---------------------       ---------------------
     Total current assets                                                            47,556                      52,428
Marketable securities  noncurrent                                                     8,586                      14,661
Property & equipment, net                                                             5,129                       4,124
Other assets                                                                            730                         955
                                                                      ---------------------       ---------------------
     Total assets                                                     $              62,001       $              72,168
                                                                      =====================       =====================



        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $               2,965       $               1,809
Accrued liabilities                                                                   4,604                       4,038
Current portion of capital lease and other obligations                                1,367                       1,379
                                                                      ---------------------       ---------------------
     Total current liabilities                                                        8,936                       7,226
Capital lease obligations, less current portion                                       1,311                       1,641
Accrued liabilities, noncurrent                                                         280                         614
                                                                      ---------------------       ---------------------
     Total liabilities                                                               10,527                       9,481
                                                                      ---------------------       ---------------------

Stockholders' equity
     Common stock                                                                        14                          14
     Additional paid-in capital                                                     119,095                     115,774
     Other stockholders' equity                                                      (1,973)                       (357)
     Accumulated deficit                                                            (65,662)                    (52,744)
                                                                      ---------------------       ---------------------
     Total stockholders' equity                                                      51,474                      62,687
                                                                      ---------------------       ---------------------
Total liabilities and stockholders' equity                            $              62,001       $              72,168
                                                                      =====================       =====================



  The accompanying notes are an integral part of these condensed consolidated financial statements

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                              ---------------------    ----------------------
                                                  1999        1998         1999         1998
                                                  ----        ----         ----         ----
Revenues:
     Transaction revenue                      $   4,847    $  2,597    $   8,683    $   4,645
     Advertising revenue                          2,408         550        4,179          834
                                              ---------    --------    ---------    ---------
          Total revenues                          7,255       3,147       12,862        5,479

Cost of revenues                                  2,377       1,446        4,482        2,647
                                              ---------    --------    ---------    ---------

     Gross profit                                 4,878       1,701        8,380        2,832

Operating expenses:
     Marketing and sales                          9,235       4,701       16,114        8,681
     Technology operations and development        1,275         844        2,384        1,582
     General and administrative                   1,904       1,337        3,408        2,519
     Stock based compensation expense               501          36          691           72
                                              ---------    --------    ---------    ---------
          Total operating expenses               12,915       6,918       22,597       12,854

          Loss from continuing operations
          before interest and income tax
          expense                                (8,037)     (5,217)     (14,217)     (10,022)

Interest income (expense), net                      639         647        1,347          925
                                              ---------    --------    ---------    ---------
          Loss from continuing operations
          before income tax expense              (7,398)     (4,570)     (12,870)      (9,097)

Income tax expense                                  (16)        (14)         (48)         (21)
                                              ---------    --------    ---------    ---------

          Loss from continuing operations        (7,414)     (4,584)     (12,918)      (9,118)

Discontinued operations:
     Loss from discontinued operations                -        (381)           -         (535)
                                              ---------    --------    ---------    ---------

Net loss                                      $  (7,414)   $ (4,965)   $ (12,918)   $  (9,653)
                                              =========    ========    =========    =========

Basic and diluted net loss per share          $   (0.54)   $  (0.39)   $   (0.94)   $   (0.80)
                                              =========    ========    =========    =========

Weighted average shares outstanding used
     in per share calculation                    13,818      12,742       13,780       12,047
                                              =========    ========    =========    =========

Supplemental Information
 Gross bookings                               $  89,998    $ 49,512    $ 166,699    $  85,402
                                              =========    ========    =========    =========



  The accompanying notes are an integral part of these condensed consolidated financial statements

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                          1999                     1998
                                                                                          ----                     ----
Cash flow from operating activities:
Net loss                                                                      $          (12,918)      $           (9,653)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Loss from discontinued operations                                                             -                      535
 Depreciation and amortization                                                             1,006                      589
 Stock based compensation                                                                    691                       72
 Changes in operating assets and liabilities                                                   8                      (49)
                                                                              ------------------       ------------------
   Net cash used in continuing activities                                                (11,213)                  (8,506)
   Net cash used in discontinued operations                                                    -                     (793)
                                                                              ------------------       ------------------
   Net cash used in operating activities                                                 (11,213)                  (9,299)
                                                                              ------------------       ------------------

Cash flows from investing activities:
 Acquisition of property and equipment                                                    (1,931)                    (993)
 Net sales proceeds and purchases of marketable securities                                 1,026                  (29,739)
                                                                              ------------------       ------------------
   Net cash used in investing activities                                                    (905)                 (30,732)
                                                                              ------------------       ------------------

Cash flows from financing activities:
 Payments under capital leases and other obligations                                        (735)                    (561)
 Proceeds from repayment of stockholder notes                                                  -                       88
 Proceeds from issuance of common stock, net                                               1,014                   52,596
                                                                              ------------------       ------------------
   Net cash provided by financing activities                                                 279                   52,123
                                                                              ------------------       ------------------

Net (decrease) increase in cash                                                          (11,839)                  12,092
Cash and cash equivalents, beginning of period                                            20,363                   27,912
                                                                              ------------------       ------------------

Cash and cash equivalents, end of period                                      $            8,524       $           40,004
                                                                              ==================       ==================



  The accompanying notes are an integral part of these condensed consolidated financial statements

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and Basis of Presentation

  Preview Travel, Inc. ("Preview Travel" or the "Company") is a leading provider of branded online travel services for leisure and small business travelers. The Company operates its own Web site (www.previewtravel.com), the primary travel service on America Online, Inc. ("AOL") and co-branded travel Web sites with Excite, Inc. ("Excite") and with Lycos, Inc. ("Lycos"). In addition to its reservation and ticketing service, the Company offers vacation and cruise packages, discount and promotional fares, travel news and destination content. The Company also receives revenue from the sale of advertising on its online sites. The Company (formerly Preview Media, Inc.) was incorporated in California in March 1985 and was reincorporated in Delaware in November 1997.

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

Note 2 - Recent Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs one certain criteria are met. The Company is required to adopt SOP 98-1 as of January 1, 1999. Management does not believe that adoption of this SOP will have a material, adverse impact on the Company's financial condition or results of operations.

  In April 1998, the Accounting Standards Executive Committee released Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 is effective for the fiscal years beginning after December 15, 1998 and requires companies to expense all cost incurred or unamortized in connection with start-up activities. The new standard is effective for the Company's fiscal year ending December 31, 1999 and does not have a material effect on the financial statements as the Company has not capitalized such costs to date.


Note 3 - Commitments

  In September 1997, the Company entered into agreements with AOL, a related party, and Excite under which these companies are obligated to deliver minimum numbers of annual page views to the Company through the online areas featuring the Company's travel services. The agreement with Excite was amended in March 1999 to reduce the minimum payments over the term of the agreement by $500,000. In connection with those services, the Company has made aggregate payments to AOL and Excite totaling $16.8 million as of June 30, 1999, and is obligated to make additional aggregate payments to AOL and Excite totaling $4.2 million for the remaining six months of 1999, $12.4 million in 2000 and 2001 and $9.7 million in 2002. The Company is also obligated to pay a percentage of commissions earned by the Company in excess of certain thresholds. To retain the right to be the primary provider of travel services on AOL, the Company must achieve specified levels of annual travel service bookings.

  In March 1998, the Company entered into an agreement with Lycos, a search engine provider, for distribution and promotion of the Company's online travel services. Over the two and a half year term of the agreement, the Company is obligated to pay minimum amounts totaling $4.3 million, of which $2.8 million has been paid as of June 30, 1999. The Company is also obligated to pay a portion of commissions earned in excess of certain thresholds stated within the agreement.

  The Company has also entered into distribution and licensing agreements with other third parties requiring the Company to make payments in the aggregate of $2.4 million during the term of such agreements, of which $1.7 million has been paid as of June 30, 1999

Note 4 - Net Income (Loss) Per Share

  In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                 ---------------------    ---------------------
                                                     1999        1998         1999        1998
                                                   --------     -------     --------     -------
Numerator  Basic and diluted EPS
  Net loss                                       $  (7,414)   $ (4,965)   $ (12,918)   $ (9,653)
                                                 =========    ========    =========    ========
Denominator  Basic and diluted EPS
  Weighted average common stock outstanding         13,818      12,742       13,780      12,047
                                                 =========    ========    =========    ========
Basic and diluted earnings per share             $   (0.54)   $  (0.39)   $   (0.94)   $  (0.80)
                                                 =========    ========    =========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

  Preview Travel is a leading provider of branded online travel services for leisure and small business travelers. From its inception in 1985 until December 1998, when it sold substantially all of the assets of its television business, the Company operated as a producer of travel related programming for broadcast television stations and cable networks around the world. The Company shifted its business focus and resources to online travel services and launched its online service on AOL in January 1995 and on the Web in December 1995, providing users with access to travel information and the ability to book travel services by telephone. In May 1996, the Company launched its online airline reservation service and, in the first half of 1997, enhanced its online reservation service to include hotels and car rentals. In April 1997, the Company launched its co-branded Web site for Excite's Travel Channel. In the third quarter of 1997, the Company expanded and extended its relationships with Excite and AOL, respectively, by entering into new five-year distribution agreements. In February 1998, the Company launched its Destinations Guides feature created with content licensed from Fodor's Travel Publications, Inc. In March 1998, the Company entered into an agreement with Lycos, under which the Company serves as the exclusive multiservice provider of travel reservation services for Lycos' Travel Web Guide and Travel Network. In July 1998, the Company began offering real-time bookings of vacation and cruise packages through major travel suppliers and currently offers over 1,600 packages to over 179 destinations.

  Sale of Television Business. On December 31, 1998, the Company completed a transaction with NewsNet Central, Inc. ("NNC"), pursuant to which substantially all of the assets of the Company's television business, as operated by the Company's wholly owned subsidiary, News Travel Network, Inc. ("NTN"), were transferred to NNC (referred to as the "TV Disposition"). Upon the closing of the TV Disposition, the Company contributed certain assets to NNC, including the following: (a) cash in the amount of $88,000, (b) certain assets related to NTN's business, including a library of travel video content, and (c) assignment of the Company's rights and obligations under certain contracts related to NTN's business.

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

  The Company commenced its online airline reservation service in May 1996 and enhanced the service to include hotels and car rentals in the first half of 1997. In July 1998, the Company began offering real-time bookings of vacation and cruise packages through major travel suppliers. The Company's online travel services have experienced substantial growth since the Company first enabled customers to book travel services online in May 1996. Gross bookings of travel services online increased from approximately $2.8 million in the second quarter of 1996 to $90.0 million in the second quarter of 1999, which resulted in revenues, including advertising revenue, of approximately $424,000 and $7.3 million, respectively, for the corresponding periods.

  The commission rates paid by travel suppliers, in addition to overrides, are determined by individual travel suppliers and are subject to change. Historically, typical standard base commission rates paid by travel suppliers have been approximately 10% for hotel reservations, 5% to 10% for car rentals and 10% to 15% for cruises and vacation packages. During the quarter ended June 30, 1997, the commissions paid by most of the major airlines for online reservations was changed from a typical base rate of approximately 8% to approximately 5% (excluding overrides). In a continuation of this trend, in the first half of 1998, two major airlines reduced their fixed rate commission for online roundtrip ticket sales to ten dollars. These reductions were followed by similar reductions made by other airlines. As a result, the weighted average commission on online transaction revenue has declined as a result of these reductions. Currently, the Company earns an average commission of approximately 4% on the sale of airline tickets. During the first quarter of 1998, one hotel chain eliminated commissions paid to the Company and other online travel service providers for online bookings. In response, the Company discontinued offering bookings for that hotel chain. In addition, a large hotel chain advised the Company that beginning in January 1999, they would pay a flat commission of two dollars per completed hotel stay. As a result, the Company expects that its commission rate from hotels will decline significantly. There can be no assurance that other hotel chains or other travel suppliers will not also reduce commission rates paid to the Company or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results--Reliance on Travel Suppliers; Potential Adverse Changes in Commission Payments."

  Advertising revenue has accounted for an increasing portion of the Company's revenues, representing 9%, 10%, 24%, and 32%, of total revenues for 1996, 1997 and 1998, and the six months ended June 30, 1999, respectively. The Company currently expects that future growth, if any, of advertising revenue may be adversely affected by seasonality in advertising expenditures in certain quarters by advertisers and the uncertainty of the acceptance by the advertisers of the Company's Web sites as an advertising medium. See "Risk Factors That May Affect Future Results--Risks Associated with Advertising Revenues."

  Travel services sold through the AOL network (including the primary AOL service and AOL.COM) accounted for 35%, 28%, 33% and 33% of the Company's gross bookings for the three months ended September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999 respectively. Travel services sold through Excite accounted for 15%, 16%, 13% and 12% of the Company's gross bookings for the three months ended September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999 respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services. Any termination of either or both of the Company's agreement with AOL or amended agreement with Excite would likely have a material adverse effect on the Company's business, operating results and financial condition. Since launching its online operations, the Company's cost of revenues and operating expenses have grown substantially and are expected to continue to grow substantially in absolute dollars for the foreseeable future. In particular, the Company's agreements with AOL and Excite require minimum aggregate payments of approximately $55.5 million during the terms of such agreements in exchange for their providing distribution, marketing and other services. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL and Excite. Further, there can be no assurance that the Company will satisfy the minimum levels of travel services bookings, or provide satisfactory content on the specified time schedule, required to maintain the AOL and Excite agreements. Failure to do either of the foregoing would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite."

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

  Gross Margins. Gross margins may be impacted by a number of different factors, including the mix of transaction revenues versus advertising revenues, the mix of travel services sold, the mix of advertising revenues from AOL, Excite, Lycos and the Company's Web site, the mix of airline ticket commissions (which vary from airline to airline) and the amount of override commissions. The Company typically realizes higher gross margins on advertising revenues than transaction revenues, higher commissions on vacation packages than hotel rooms and car rentals, higher commissions on hotel rooms from certain suppliers and car rentals than airline tickets, higher gross margins on advertising revenues from its own Web site than through AOL, Excite or Lycos, higher commissions from certain airlines than others, and higher gross margins in periods of higher overrides. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods. In June 1999, the Company entered into an agreement with its GDS supplier, Galileo, that increased the Company's segment fee revenue and decreased GDS expenses included in cost of revenues retroactive to the beginning of 1999. As a result, the Company expects its segment fee revenue to increase significantly in future periods. In addition, the Company expects to add a second reservations call center during the third quarter of 1999 that is expected to increase cost of revenues and likely lower gross margins in the near term. See "Risk Factors That May Affect Future Results--Unpredictability of Future Revenues; Fluctuations in Quarterly Results."

  Anticipated Losses. The Company has incurred significant operating losses and, as of June 30, 1999, had an accumulated deficit of $65.7 million. The Company believes that its success will to a large part depend on its ability to increase the number of registered users and customers and to increase sales volume to realize economies of scale. As the Company increases its spending for product development, advertising, customer service, facilities, international expansion and general and administrative expenses, the Company expects to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future, and the rate at which such losses will be incurred is expected to increase significantly from current levels, resulting in corresponding decreases in working capital, total assets and stockholders' equity. In particular, the Company's operating expenses are expected to increase substantially in 1999 as compared to 1998, primarily due to scheduled increases in the Company's payment obligations to strategic partners and advertising and marketing expenses for the Company's online travel services, resulting in corresponding increases in operating losses and decreases in working capital, total assets and stockholders' equity. See "Risk Factors That May Affect Future Results--Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit" and "--Anticipated Losses and Negative Cash Flow."

Results Of Operations

  The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's condensed consolidated statement of operations to total revenues, except as indicated:

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                            June 30,
                                                            1999               1998               1999                1998
                                                            ----               ----               ----                ----
Revenues:
          Transaction revenue                                  66.8%              82.5%               67.5%              84.8%
          Advertising revenue                                  33.2%              17.5%               32.5%              15.2%
                                                      -------------      -------------      --------------      -------------
          Total revenues                                      100.0%             100.0%              100.0%             100.0%

Cost of revenues                                               32.8%              46.0%               34.8%              48.3%
                                                      -------------      -------------      --------------      -------------

          Gross profit                                         67.2%              54.0%               65.2%              51.7%

Operating expenses:
          Marketing and sales                                 127.3%             149.4%              125.3%             158.4%
          Technology operations and development                17.6%              26.8%               18.6%              28.9%
          General and administrative                           26.2%              42.5%               26.4%              46.0%
          Stock based compensation expense                      6.9%               1.1%                5.4%               1.3%
                                                      -------------      -------------      --------------      -------------
          Total operating expenses                            178.0%             219.8%              175.7%             234.6%

          Loss from continuing operations before
            interest and income tax
          Expense                                            (110.8)%           (165.8)%            (110.5)%           (182.9)%

Interest income (expense), net                                  8.8%              20.6%               10.5%              16.9%
                                                      -------------      -------------      --------------      -------------
          Loss from continuing operations
            before income tax expense                        (102.0)%           (145.2)%            (100.0)%           (166.0)%

Income tax expense                                             (0.2)%             (0.5)%              (0.4)%             (0.4)%
                                                      -------------      -------------      --------------      -------------

          Loss from continuing operations                    (102.2)%           (145.7)%            (100.4)%           (166.4)%

Discontinued operations:
          Loss from discontinued operations                     0.0%            (12.1)%                0.0%             (9.8)%
                                                      -------------      -------------      --------------      -------------

Net loss                                                     (102.2)%           (157.8)%            (100.4)%           (176.2)%
                                                      =============      =============      ==============      =============

Comparison of Three Months and Six Months Ended June 30, 1999 and 1998

 Revenues

   Transaction Revenue

   ($ in thousands)                               1999             1998            Change            %
                                                  ----             ----            ------            --
   Three-month period:
    Transaction Revenue                            $4,847           $2,597           $2,250            87%
                                              ===========     ============     ============     =========

   Six-month period:
    Transaction Revenue                            $8,683           $4,645           $4,038            87%
                                              ===========     ============     ============     =========

  Transaction revenue for both the second quarter and the first six months of 1999 increased 87% compared with the corresponding periods of 1998. This increase was primarily due to corresponding increases in the Company's gross bookings and customer base. Gross bookings were $90.0 million and $166.7 million for the second quarter and the first six months of 1999, respectively, which represent increases of 82% and 95% compared with the corresponding periods of 1998. The increase in gross bookings was attributable to the expansion of the Company's travel service offerings, strategic relationships, repeat purchases by existing customers, and certain promotional offers. Visits to the Company's online areas for the second quarter and the first six months of 1999 were 29.9 million and 59.0 million, respectively, which represent increases of 51% and 41% when compared with the corresponding periods of 1998. In addition, in the second quarter of 1999, the Company recognized additional segment fee revenue retroactive to the beginning of the year relating to its new agreement with Galileo, the Company's GDS supplier.

 Advertising Revenue

 ($ in thousands)                                 1999             1998             Change             %
                                                  ----             ----             ------             --
   Three-month period:
    Advertising Revenue                            $2,408             $ 550           $1,858            338%
                                              ===========     =============     ============     ==========

   Six-month period:
    Advertising Revenue                            $4,179             $ 834           $3,345            401%
                                              ===========     =============     ============     ==========

  Online advertising revenue substantially increased from the second quarter and the first six months of 1999 when compared with the corresponding periods of 1998 primarily due to the number of advertisers on the Company's Web site and an increase in the average revenue generated per advertiser. In addition, certain marketing fees were earned and included in advertising revenue for the second quarter and the first six months of 1999 that did not exist in the corresponding periods of 1998.

 Cost of Revenues

 ($ in thousands)                                 1999             1998            Change            %
                                                  ----             ----            ------            --
   Three-month period:
    Cost of Revenues                               $2,377           $1,446           $  931            64%
                                              ===========     ============     ============     =========

   Six-month period:
    Cost of Revenues                               $4,482           $2,647           $1,835            69%
                                              ===========     ============     ============     =========

  Cost of revenues includes equipment and staffing costs associated with operating the Company's transaction system and customer reservation center, GDS charges, telecommunications, printing and delivery costs for tickets and costs associated with errors in ticket fulfillment. Cost of revenues increased from 1998 to 1999 primarily due to the increased volume of transactions. As a percentage of revenue, cost of revenues decreased from 46.0% in the second quarter of 1998 to 32.8% in the second quarter of 1999 and from 48.3% in the first six months of 1998 to 34.8% in the first six months of 1999 primarily due to economies of scale resulting from increased transaction volume. Cost of revenues in the second quarter of 1999 include a retroactive reduction to the beginning of the year in GDS charges as a result of the Company's new agreement with Galileo. The Company's average cost per transaction decreased from approximately $8.50 in the second quarter of 1998 to approximately $7.30 in the second quarter of 1999.


 Operating Expenses

 ($ in thousands)                                   1999             1998            Change                %
                                                   ----             ----            ------                --
   Three-month period:
    Operating Expenses                             $12,915          $ 6,918            $5,997                87%
                                              ============     ============     =============      ============

   Six-month period:
    Operating Expenses                             $22,597          $12,854            $9,743                76%
                                              ============     ============     =============      ============

  Marketing and Sales. Marketing and sales expenses consist primarily of payroll and related expenses, consulting fees, advertising, public relations, promotional expenditures and costs relating to the development and acquisition of content and distribution for the Company's online sites. Marketing and sales expenses were $9.2 million and $16.1 million for the second quarter and first six months of 1999, respectively, which represent increases of 96% and 86% when compared to the corresponding periods in 1998. As a percentage of total revenues, marketing and sales expenses decreased from 149% in the second quarter of 1998 to 127% in the second quarter of 1999 and from 158% for the first six months of 1998 to 125% in the first six months of 1999. The overall increase in marketing and sales expenses was attributable primarily to expenses associated with the hiring of additional personnel for development of online content, expenditures related to the Company's agreements with AOL, Excite and others and increased advertising expenditures. The Company continues to pursue an aggressive branding and marketing campaign and will continue to incur significant advertising expenditures. In addition, the Company is obligated to make minimum payments totaling $55.5 million to AOL and Excite over the term of its agreements with AOL and Excite, and $4.3 million to Lycos over the two and a half year term of its agreement with Lycos, which payments will be accounted for as marketing and sales expense. As a result of the foregoing, the Company expects marketing and sales expenses to increase significantly in absolute dollars in future periods.

  Technology Operations and Development. Technology operations and development expenses consist principally of personnel and equipment expenses and consulting fees for development and enhancement of the Company's transaction processing system and online services and costs associated with network operations, systems and telecommunications infrastructure. Technology operations and development expenses were $1.3 million and $2.4 million for the second quarter and first six months of 1999, respectively, which both represent an increase of 51% when compared to the corresponding periods in 1998. As a percentage of total revenues, technology operations and development expenses decreased from 27% in the second quarter of 1998 to 18% in the second quarter of 1999 and from 29% in the first six months of 1998 to 19% in the first half of 1999. The increase in technology operations and development expenses was attributable primarily to increased staffing and consulting fees, increased costs related to enhancing the capacity, features, content and functionality of the Company's online services and increased costs related to enhancing or updating the Company's transaction-processing systems. The Company believes that continued investment in technology operations and development is critical to attaining the Company's strategic objectives and, as a result, expects technology operations and development expenses to increase significantly in absolute dollars in future periods.

  General and Administrative. General and administrative expenses consist of payroll and related expenses for management, accounting and administrative personnel, recruiting, professional services, facilities, director and officer insurance, investor relations and other general corporate expenses. General and administrative expenses were $1.9 million and $3.4 million for the second quarter and first six months of 1999, respectively, which represent increases of 42% and 35% when compared to the corresponding periods in 1998. As a percentage of total revenues, general and administrative expenses decreased from 42% in the second quarter of 1998 to 26% in the second quarter of 1999 and from 46% in the first six months of 1998 to 26% in the first six months of 1999. The increase in general and administrative expenses was due primarily to increased salaries and expenses associated with the hiring of personnel related to the expansion of the Company's operations. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff and incurs additional costs related to the growth of its business.

  Stock based Compensation. Stock based compensation primarily reflects the charge to earnings for directors' and consultants' stock options that vest during the period. Stock based compensation expenses rose from $36,000 in the second quarter of 1998 to $501,000 in the second quarter of 1999 and from $72,000 in the first six months of 1998 to $691,000 in the first six months of 1999. The overall increase in stock based compensation expense was due primarily to an increase in the number of options granted to consultants. The Company's calculation of stock based compensation expense was made by using the Black-Scholes option pricing model for option grants. The amount of expense to be recorded in future periods will depend on the number of options vesting, the price of the common stock at the time of vesting and other variables.

  Interest Income (Expense)

  Interest income, net of interest expense, was approximately $639,000 and $1.3 million for the second quarter and first six months of 1999, respectively, compared to net interest income of $647,000 and $925,000 for the corresponding periods in 1998. The increase in net interest income was attributable primarily to higher interest income earned on cash proceeds from the Company's secondary offering in May, 1998. Interest expense is composed primarily of interest on capital lease obligations.

  Income Taxes

  The provision for income taxes recorded in the second quarter and first six months of 1999 represents Delaware franchise tax and California minimum state tax expense. The Company expects to incur a net loss for 1999; therefore, no provision for federal income taxes has been recorded for the first six months of 1999.

  Discontinued Operations.

  Loss from discontinued operations include the results of the Company's television operations prior to the TV Disposition on December 31, 1998. Loss from discontinued operations for the second quarter and the six months ended in 1998 was $381,000 and $535,000, respectively. The loss for the second quarter of 1998 was comprised of television revenues of $1.7 million less cost of television revenues of $1.4 million and operating expenses of $654,000. The loss for the first six months of 1998 was comprised of television revenues of $3.4 million less cost of television revenues of $2.6 million and operating expenses of $1.3 million.

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

  Cash used in operating activities in the first six months of 1999 of $11.2 million was attributable primarily to a net loss of $12.9 million, offset by depreciation and amortization of $1.0 million and stock based compensation of $691,000. Cash used in operations for the first six months of 1998 of $9.3 million was attributable primarily to a net loss of $9.7 million offset by the loss from discontinued operations and by depreciation and amortization.

  Cash used in investing activities in the first six months of 1999 of $905,000 was attributable primarily to acquisitions of property and equipment of $1.9 million, offset by net sales proceeds and purchases of marketable securities of $1.0 million. Cash used in investing activities in the first six months of 1998 of $30.7 million was comprised of net sales proceeds and purchases of marketable securities of $29.7 million and acquisitions of property and equipment of $1.0 million.

  Cash provided by financing activities in the first six months of 1999 of $279,000 was attributable to net proceeds from issuance of common stock of $1.0 million offset by payments on obligations under capital leases of $735,000. Cash provided by financing activities in the first six months of 1998 of $52.1 million consisted primarily of proceeds from the issuance of common stock through the Company's secondary stock offering of $52.4 million offset by payments on obligations under capital leases of $561,000.

  As of June 30, 1999, the Company had $48.7 million of cash, cash equivalents and marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under the agreements with AOL, Excite, Lycos and others and lease obligations. Although the Company has no material commitments for capital expenditures, it anticipates an increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. In addition, pursuant to its arrangement with AOL, the Company is obligated to make minimum payments totaling $32.0 million, of which $12.3 million had been paid as of June 30, 1999, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Excite, the Company is obligated to make minimum payments totaling $23.5 million, of which $4.5 million had been paid as of June 30, 1999, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Lycos, the Company is obligated to make minimum payments totaling $4.3 million, of which $2.8 million had been paid as of June 30, 1999 and to pay a percentage of commissions earned by the Company in excess of certain thresholds. In addition, the Company is required to continue to develop content areas featured on AOL, Excite and Lycos sponsored primarily by advertising revenues, of which the Company is entitled to receive a share. However, there can be no assurance that the Company will receive significant revenues, if any, from such payments. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite."

  The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the end of June 2000. However, the Company could be required, or could elect, to seek to raise additional financing during such period or thereafter, through the sale of equity or debt securities or by obtaining credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to the Company, if at all. See "Risk Factors That May Affect Future Results--Need for Additional Capital."

Year 2000

  The Year 2000 issue relates to computer systems that have time and date-sensitive programs that may not properly recognize the Year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could include, among other things, the inability to process transactions or conduct normal business activities and could have a material adverse effect on the Company. In addition, to the extent consumers' computer systems are not Y2K compliant, they may be precluded from utlitizing the Company's on-line booking services, which may adversely impact the Company's revenues.

  The Company's process towards Year 2000 readiness includes planning, assessment, testing and remediation. The Company has engaged an outside consultant to assist in this process. The Company is in the process of undertaking Year 2000 assessment and testing and anticipates completing this process by September 30, 1999. Based on its review to date, the Company has not uncovered any significant computer programs or systems which would not become Year 2000 compliant in a timely manner. The Company continues to review its systems for Year 2000 issues. The Company expects to spend up to $250,000 for contractors, consultants and software involved in the planning, assessment and testing phases of the Year 2000 process. The Company also expects to utilize significant internal resources and personnel in the Year 2000 process. The actual extent and cost of any remedial efforts and other additional costs of the Year 2000 process will not be known until the Year 2000 process has been completed. However, the costs to complete the Year 2000 process are not expected to have a material adverse effect on the Company's business, operating results or financial condition.

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

Recently Issued Accounting Standards

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs one certain criteria are met. The Company is required to adopt SOP 98-1 as of January 1, 1999. Management does not believe that adoption of this SOP will have a material, adverse impact on the Company's financial condition or results of operations.

  In April 1998, the Accounting Standards Executive Committee released Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of start-up Activities. SOP 98-5 is effective for the fiscal years beginning after December 15, 1998 and requires companies to expense all cost incurred or unamortized in connection with start-up activities. The new standard is effective for the Company's fiscal year ending December 31, 1999 and is not expected to have a material effect on the financial statements, as the Company has not capitalized such costs to date.

Risk Factors That May Affect Future Results

    In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

  Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit. The Company incurred net losses of $5.6 million, $10.2 million, $27.0 million and $12.9 million in 1996, 1997, 1998 and the six months ended June 30, 1999, respectively. As of June 30, 1999, the Company had an accumulated deficit of approximately $65.7 million. The Company believes that its future success depends on its ability to significantly increase revenues from its Internet and commercial online service operations, for which it has a limited operating history. The Company initiated its reservations operations in 1994, first recognized revenues from its reservations operations in the first quarter of 1995 and booked its first airline ticket reservations online in the second quarter of 1996. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets such as online commerce. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

  Reliance on Distribution Agreements with America Online and Excite. The Company has entered into agreements with AOL and Excite establishing the Company as the primary and preferred provider of travel services on AOL and the exclusive provider of travel reservations services on Excite's Travel Channel until September 2002. Under these agreements, as amended, AOL and Excite are obligated to promote the Company and to deliver minimum numbers of annual page views or impressions to the online areas featuring the Company's travel services. In addition, the Company is eligible to receive payments from Excite representing a share of advertising revenues received by Excite in connection with the online areas featuring the Company's travel services; however, there can be no assurance that such payments, if any, will be significant. During the terms of these agreements, the Company is obligated to make minimum payments totaling $55.5 million to AOL and Excite as well as pay to AOL and Excite a percentage of certain commissions earned by the Company in excess of specified thresholds. The Company is also obligated to share certain advertising revenues with each of AOL and Excite, as specified in their respective agreements. Moreover, the Company's agreement with AOL is conditioned upon the Company achieving specified levels of travel services bookings, which will require the Company to significantly increase such bookings from current levels. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL and Excite or that the Company will satisfy the minimum levels of travel services bookings required to maintain the AOL agreement, and failure to do so would likely have a material adverse effect on the Company's business, operating results and financial condition. In addition, the agreements with AOL and Excite do not provide the Company with renewal rights upon expiration of their respective terms. The AOL agreement provides AOL with the right to renew the AOL agreement for successive one-year terms on a non-exclusive basis during which period AOL would continue to receive a percentage of commissions and share in advertising revenues, but the Company would not be obligated to make any additional minimum payments. There can be no assurance that such agreements will be renewed on commercially acceptable terms, or at all.

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

  Furthermore, the Company's significant investment in the AOL and Excite relationships is based on the continued positive market presence, reputation and anticipated growth of AOL and Excite, as well as the commitment by each of AOL and Excite to deliver specified numbers of annual page views or impressions. Any decline in the significant market presence, business or reputation of AOL or Excite, or the failure of AOL or Excite to deliver the specified numbers of annual page views, will reduce the value of these strategic agreements to the Company and will likely have a material adverse effect on the business, operating results and financial condition of the Company. In addition, while the Company and Excite have agreed to cooperate on advertising, AOL and the Company have the right to separately pursue and sell advertising in the Company's content areas distributed through AOL. There can be no assurance that the Company and AOL will not compete for limited travel supplier advertising revenues. Travel services sold through the AOL network (including the primary AOL service and AOL.COM) accounted for 35%, 28%, 33% and 33% of the Company's gross bookings for the three months ended September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999, respectively. Travel services sold through Excite accounted for 15%, 16%, 13% and 12% of the Company's gross bookings for the three months ended September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services. Any termination of either or both of the Company's agreements with AOL or Excite would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

  In addition, a substantial majority of the Company's revenue is dependent on the commissions customarily paid by travel suppliers for bookings made through the Company's online travel service. Consistent with industry practices, these travel suppliers are not obligated to pay any specified commission rate for bookings made through the Company or to pay commissions at all. For example, during the first quarter of 1998, a major hotel chain eliminated commissions paid to the Company and other online travel service providers for online bookings. In addition, a large hotel chain advised the Company that beginning in January 1999, they would pay a flat commission of two dollars per completed hotel stay. As a result, the Company expects that its average commission rate received from hotels will decline. There can be no assurance that other hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. For example, in 1995, most of the major airlines placed a cap on per-ticket commissions payable to all travel agencies for domestic airline travel. In September 1997, the major U.S. airlines reduced the commission rate payable to traditional travel agencies from 10% to 8%.

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

  Risks Associated with Advertising Revenues. During 1996, 1997, 1998 and the six months ended June 30, 1999 approximately 9%, 10%, 24% and 32%, respectively, of the Company's total revenues were derived from the sale of advertising on its online sites. The Company's advertising customers may terminate their advertising commitments at any time without penalty. Consequently, the Company's advertising customers may move their advertising to competing online sites or to other traditional media quickly and at low cost, thereby increasing the Company's exposure to competitive pressures and fluctuations in net revenues and operating results. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract advertising customers, the Company's business, operating results and financial condition could be materially adversely affected.

  Management of Potential Growth. The Company has rapidly and significantly expanded its operations, and anticipates that further significant expansion will be required to address potential growth in its customer base and market opportunities. The Company has also recently added a number of key managerial and technical employees, including its current President and Chief Executive Officer in July 1999, and the Company expects to add additional key personnel in the future. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction processing, operational, customer service and financial systems, procedures and controls, implement a formal disaster recovery program and expand, train and manage the Company's growing employee base. The Company also will be required to expand its finance, administrative and operations staff. Further, the Company's management will be required to maintain and expand its relationships with various travel service suppliers, other Web sites and other Web service providers, Internet and commercial online service providers and other third parties necessary to the Company's business. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company's management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, operating results and financial condition could be materially adversely affected.

  Dependence on Attraction and Retention of Key Employees. The Company's performance is substantially dependent on the continued services and on the performance of its senior management and certain other key personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. In July 1999, the Company appointed Christopher E. Clouser to serve as its new President and Chief Executive Officer. Other than Mr. Clouser, the Company does not have long-term employment agreements with any of its key personnel. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. In particular, the Company may encounter difficulties in attracting a sufficient number of qualified software developers for its online services and transaction processing systems, and there can be no assurance that the Company will be able to retain and attract such developers. The failure to retain and attract necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

  Volatility of Stock Price. The market price of the Common Stock of the Company could be subject to significant fluctuations in response to quarter-to- quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, and other events or factors. For example, a shortfall in revenue or net income, or increase in losses from levels expected by securities analysts, could have an immediate and significant adverse effect on the market price of the Company's Common Stock. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology companies and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the Common Stock.

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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings - Not Applicable.

Item 2.    Changes in Securities and Use of Proceeds.

  On November 19, 1997, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-37183) was declared effective by the Securities and Exchange Commission, pursuant to which 2,500,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $11.00 per share, generating gross offering proceeds of $27.5 million. The managing underwriters were Hambrecht & Quist LLC and NationsBanc Montgomery Securities, Inc. After deducting approximately $1.9 million in underwriting discounts and $1.0 million in other related expenses, the net proceeds of the offering were approximately $24.6 million. As of June 30, 1999, the Company has used $11.2 million of the net proceeds of the offering for payments to AOL under the distribution agreement with AOL, $3.5 million for payments to Excite under the distribution agreement with Excite and $2.9 million for payments to Lycos under the distribution agreement with Lycos. The remaining $7.0 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, for payment of its obligations to AOL, Excite and Lycos and for general corporate purposes, including working capital to fund anticipated operating losses.

Item 3.    Defaults Upon Senior Securities - Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable.

Item 5.    Other Information - Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                Exhibit 10.23* - Subscriber Services Agreement with Apollo Galileo USA Partnership.

                Exhibit 27.1 - Financial Data Schedule

                * A portion of this agreement has been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Preview Travel, Inc.



                         By  /s/  THOMAS W. CARDY
                             --------------------
                             Thomas W. Cardy
                             Executive Vice President, Finance and
                             Administration, and Acting Chief Financial
                             Officer (Principal Financial Officer)



                         By  /s/  BRUCE E. CARMEDELLE
                             --------------------------
                              Bruce E. Carmedelle
                              Vice President and Corporate Controller
                              (Principal Accounting Officer)


Date: August 16, 1999