Form 10-Q
period 1999-09-30
PREVIEW TRAVEL INC
filed 1999-11-08
CIK 1047121

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999    Commission file number 000-23177
============================================================================

                              PREVIEW TRAVEL, INC.

                       Delaware                                              94-2965892
   (State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                    organization)

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

                                 Yes [X] No [_]

     As of September 30, 1999, there were 13,938,792 shares of the registrant's Common Stock outstanding.

                                      INDEX
                                      -----
                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

           Condensed consolidated balance sheets at September 30, 1999
           and December 31, 1998                                                          3

           Condensed consolidated statements of operations for the three and
           nine months ended September 30, 1999 and 1998                                  4

           Condensed consolidated statements of cash flows for the nine
           months ended September 30, 1999 and 1998                                       5

           Notes to condensed consolidated financial statements                           6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                                     8

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                            31

  Item 2.  Changes in Securities and Use of Proceeds.                                    31

  Item 3.  Defaults Upon Senior Securities.                                              31

  Item 4.  Submission of Matters to a Vote of Security Holders.                          31

  Item 5.  Other Information.                                                            31

  Item 6.  Exhibits and Reports on Form 8-K.                                             31

SIGNATURES                                                                               32

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.


                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                           September 30,        December 31,
                                                                                1999               1998
                                                                           -------------        ------------
                                                                            (unaudited)
                             ASSETS
Cash and cash equivalents                                                  $         422        $    20,363
Marketable securities                                                             23,331             26,501
Accounts receivable, net                                                           7,467              2,423
Other assets                                                                       3,466              2,722
Net assets of discontinued operations                                                 57                419
                                                                           -------------        -----------
     Total current assets                                                         34,743             52,428
Marketable securities - noncurrent                                                14,040             14,661
Property & equipment, net                                                          5,089              4,124
Other assets                                                                         793                955
                                                                           -------------        -----------
     Total assets                                                          $      54,665        $    72,168
                                                                           =============        ===========



              LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                           $       1,081        $     1,809
Accrued liabilities                                                                9,886              4,038
Current portion of capital lease and other obligations                             1,275              1,379
                                                                           -------------        -----------
     Total current liabilities                                                    12,242              7,226
Capital lease obligations, less current portion                                    1,072              1,641
Accrued liabilities, noncurrent                                                      186                614
                                                                           -------------        -----------
     Total liabilities                                                            13,500              9,481
                                                                           -------------        -----------

Stockholders' equity
     Common stock                                                                     14                 14
     Additional paid-in capital                                                  119,801            115,774
     Other stockholders' equity                                                   (1,594)              (357)
     Accumulated deficit                                                         (77,056)           (52,744)
                                                                           -------------        -----------
     Total stockholders' equity                                                   41,165             62,687
                                                                           -------------        -----------
Total liabilities and stockholders' equity                                 $      54,665        $    72,168
                                                                           =============        ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)



                                                Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                              ---------------------    ----------------------
                                                1999         1998         1999         1998
                                              ---------    --------    ---------     --------
Revenues:
     Transaction revenue                      $   5,423    $  2,984    $  14,106    $   7,629
     Advertising revenue                          3,616         972        7,795        1,806
                                              ---------    --------    ---------    ---------
          Total revenues                          9,039       3,956       21,901        9,435

Cost of revenues                                  3,112       1,646        7,594        4,293
                                              ---------    --------    ---------    ---------

     Gross profit                                 5,927       2,310       14,307        5,142

Operating expenses:
     Marketing and sales                         13,304       5,335       29,418       14,016
     Technology operations and development        1,355       1,037        3,739        2,619
     General and administrative                   2,334       1,457        5,742        3,976
     Stock based compensation expense               379          36        1,070          108
     Merger expense                                 476           -          476            -
                                              ---------    --------    ---------    ---------
          Total operating expenses               17,848       7,865       40,445       20,719

          Loss from continuing operations       (11,921)     (5,555)     (26,138)     (15,577)
          before interest and income tax
          expense

Interest income (expense), net                      550         897        1,897        1,822
                                              ---------    --------    ---------    ---------
          Loss from continuing operations
          before income tax expense             (11,371)     (4,658)     (24,241)     (13,755)

Income tax expense                                  (23)        (15)         (71)         (36)
                                              ---------    --------    ---------    ---------

          Loss from continuing operations       (11,394)     (4,673)     (24,312)     (13,791)

Discontinued operations:
     Loss from discontinued operations                -        (106)           -         (641)
                                              ---------    --------    ---------    ---------

Net loss                                      $ (11,394)   $ (4,779)   $ (24,312)   $ (14,432)
                                              =========    ========    =========    =========

Basic and diluted net loss per share          $   (0.82)   $  (0.35)   $   (1.76)   $   (1.15)
                                              =========    ========    =========    =========

Weighted average shares outstanding used
     in per share calculation                    13,857      13,488       13,806       12,528
                                              =========    ========    =========    =========

Supplemental Information
 Gross bookings                               $ 106,545    $ 57,563    $ 273,244    $ 142,965
                                              =========    ========    =========    =========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      1999                     1998
                                                                                ----------------         ----------------
Cash flow from operating activities:
Net loss                                                                        $        (24,312)        $        (14,432)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Loss from discontinued operations                                                             -                      641
 Depreciation and amortization                                                             1,658                      961
 Stock based compensation                                                                  1,070                      107
 Changes in operating assets and liabilities                                                (221)                   2,632
                                                                                ----------------         ----------------
   Net cash used in continuing activities                                                (21,805)                 (10,091)
   Net cash used in discontinued operations                                                    -                   (1,303)
                                                                                ----------------         ----------------
   Net cash used in operations                                                           (21,805)                 (11,394)
                                                                                ----------------         ----------------

Cash flows from investing activities:
 Acquisition of property and equipment                                                    (2,543)                    (962)
 Net sales proceeds and purchases of marketable securities                                 3,791                  (41,093)
                                                                                ----------------         ----------------
   Net cash provided by (used in) investing activities                                     1,248                  (42,055)
                                                                                ----------------         ----------------

Cash flows from financing activities:
 Payments under capital leases and other obligations                                      (1,104)                    (860)
 Proceeds from repayment of stockholder notes                                                  -                      141
 Proceeds from issuance of common stock, net                                               1,720                   53,386
                                                                                ----------------         ----------------
   Net cash provided by financing activities                                                 616                   52,667
                                                                                ----------------         ----------------

Net (decrease) in cash                                                                   (19,941)                    (782)
Cash and cash equivalents, beginning of period                                            20,363                   27,912
                                                                                ----------------         ----------------

Cash and cash equivalents, end of period                                        $            422         $         27,130
                                                                                ================         ================



  The accompanying notes are an integral part of these condensed consolidated financial statements

                     PREVIEW TRAVEL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and Basis of Presentation

  Preview Travel, Inc. ("Preview Travel" or the "Company") is a leading provider of branded online travel services for leisure and small business travelers. The Company operates its own Web site www.previewtravel.com), the primary travel service on America Online, Inc. ("AOL") and co-branded travel Web sites with Excite, Inc. ("Excite") and with Lycos, Inc. ("Lycos"). In addition to its reservation and ticketing service, the Company offers vacation and cruise packages, discount and promotional fares, travel news and destination content. The Company also receives revenue from the sale of advertising on its online sites. The Company (formerly Preview Media, Inc.) was incorporated in California in March 1985 and was reincorporated in Delaware in November 1997.

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

Note 2 - Recent Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), " Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. The Company was required to adopt SOP 98-1 as of January 1, 1999. Management does not believe that adoption of this SOP has had or will have a material, adverse impact on the Company's financial condition or results of operations.

In April 1998, the Accounting Standards Executive Committee released Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of start-up Activities". SOP 98-5 is effective for the fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with Start-up activities. The new standard is effective for the Company's fiscal year ending December 31, 1999 and has not and is not expected in the future to have a material effect on the financial statements, as the Company has not capitalized such costs to date.

Note 3 - Commitments

  In September 1997, the Company entered into agreements with AOL, a related party, and Excite under which these companies are obligated to deliver minimum numbers of annual page views to the Company through the online areas featuring the Company's travel services. The agreement with Excite was amended in March 1999, and again in September 1999, to reduce the minimum payments over the original term of the agreement by a total of $6.5 million. In connection with those services, and reflecting the current year amendments, the Company has made aggregate payments to AOL and Excite totaling $19.4 million as of September 30, 1999, and is obligated to make additional aggregate payments to AOL and Excite totaling $2.6 million for the remaining three months of 1999, $10.4 million in 2000 and 2001 and $6.7 million in 2002. The Company is also obligated to pay a percentage of commissions earned by the Company in excess of certain thresholds. To retain the right to be the primary provider of travel services on AOL, the Company must achieve specified levels of annual travel service bookings.

  In March 1998, the Company entered into an agreement with Lycos, a search engine provider, for distribution and promotion of the Company's online travel services. Over the two and a half year term of the agreement, the Company is obligated to pay minimum amounts totaling $4.3 million, of which $3.2 million has been paid as of September 30, 1999. The Company is also obligated to pay a portion of commissions earned in excess of certain thresholds stated within the agreement.

  The Company has also entered into distribution and licensing agreements with other third parties requiring the Company to make payments in the aggregate of $2.4 million during the term of such agreements, of which $1.8 million has been paid as of September 30, 1999.

Note 4 - Net Income (Loss) Per Share

  In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                    Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                                 ---------------------    ----------------------
                                                   1999         1998         1999         1998
                                                 ---------    --------    ---------    ---------
Numerator - Basic and diluted EPS
  Net loss                                       $ (11,394)   $ (4,779)   $ (24,312)   $ (14,432)
                                                 =========    ========    =========    =========
Denominator - Basic and diluted EPS
  Weighted average common stock outstanding         13,857      13,488       13,806       12,528
                                                 =========    ========    =========    =========
Basic and diluted earnings per share             $   (0.82)   $  (0.35)   $   (1.76)   $   (1.15)
                                                 =========    ========    =========    =========

Note 5 - Subsequent Event

  In October 1999, the Company signed an agreement to merge with and into Travelocity.com Inc., subject to certain conditions, including the approval of the common stockholders of the Company and the receipt of approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company incurred $476,000 of merger related costs during the third quarter of 1999. These costs are composed of legal fees and other costs in connection with the merger. The Company expects to continue to incur costs associated with the merger in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

  Preview Travel is a leading provider of branded online travel services for leisure and small business travelers. From its inception in 1985 until December 1998, when it sold substantially all of the assets of its television business, the Company operated as a producer of travel related programming for broadcast television stations and cable networks around the world. The Company shifted its business focus and resources to online travel services and launched its online service on AOL in January 1995 and on the Web in December 1995, providing users with access to travel information and the ability to book travel services by telephone. In May 1996, the Company launched its online airline reservation service and, in the first half of 1997, enhanced its online reservation service to include hotels and car rentals. In April 1997, the Company launched its co-branded Web site for Excite's Travel Channel. In the third quarter of 1997, the Company expanded and extended its relationships with Excite and AOL, respectively, by entering into new five-year distribution agreements. In February 1998, the Company launched its Destinations Guides feature created with content licensed from Fodor's Travel Publications, Inc. In March 1998, the Company entered into an agreement with Lycos, under which the Company serves as the exclusive multiservice provider of travel reservation services for Lycos' Travel Web Guide and Travel Network. In July 1998, the Company began offering real-time bookings of vacation and cruise packages through major travel suppliers and currently offers over 1,900 packages to over 217 destinations.

  Proposed Merger. In October 1999, the Company signed an agreement to merge with and into Travelocity.com Inc., subject to certain conditions, including the approval of the common stockholders of the Company and the expiration or early termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. As a result of the planned merger, the Company has incurred, and expects to continue to incur, incremental costs associated with the merger.

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

  The Company commenced its online airline reservation service in May 1996 and enhanced the service to include hotels and car rentals in the first half of 1997. In July 1998, the Company began offering real-time bookings of vacation and cruise packages through major travel suppliers. The Company's online travel services have experienced substantial growth since the Company first enabled customers to book travel services online in May 1996. Gross bookings of travel services online increased from approximately $2.8 million in the second quarter of 1996 to $106.5 million in the third quarter of 1999, which resulted in revenues, including advertising revenue, of approximately $424,000 and $9.0 million, respectively, for the corresponding periods.

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

  Advertising revenue has accounted for an increasing portion of the Company's revenues, representing 9%, 10%, 24%, and 36%, of total revenues for 1996, 1997 and 1998, and the nine months ended September 30, 1999, respectively. The Company currently expects that future growth, if any, of advertising revenue may be adversely affected by seasonality in advertising expenditures in certain quarters by advertisers and the uncertainty of the acceptance by the advertisers of the Company's Web sites as an advertising medium. See "Risk Factors That May Affect Future Results--Risks Associated with Advertising Revenues."

  Travel services sold through the AOL network (including the primary AOL service and AOL.COM) accounted for 28%, 33%, 33% and 34% of the Company's gross bookings for the three months ended December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999, respectively. Travel services sold through Excite accounted for 16%, 13%, 12% and 11% of the Company's gross bookings for the three months ended December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services. Any termination of either or both of the Company's agreement with AOL or amended agreement with Excite would likely have a material adverse effect on the Company's business, operating results and financial condition. Since launching its online operations, the Company's cost of revenues and operating expenses have grown substantially and are expected to continue to grow substantially in absolute dollars for the foreseeable future. In particular, the Company's agreements with AOL and Excite require minimum aggregate payments of approximately $49.5 million during the terms of such agreements in exchange for their providing distribution, marketing and other services. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL and Excite. Further, there can be no assurance that the Company will satisfy the minimum levels of travel services bookings, or provide satisfactory content on the specified time schedule, required to maintain the AOL and Excite agreements. Failure to do either of the foregoing would likely have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite."

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

  Gross Margins. Gross margins may be impacted by a number of different factors, including the mix of transaction revenues versus advertising revenues, the mix of travel services sold, the mix of advertising revenues from AOL, Excite, Lycos and the Company's Web site, the mix of airline ticket commissions (which vary from airline to airline) and the amount of override commissions. The Company typically realizes higher gross margins on advertising revenues than transaction revenues, higher commissions on vacation packages than hotel rooms and car rentals, higher commissions on hotel rooms from certain suppliers and car rentals than airline tickets, higher gross margins on advertising revenues from its own

Web site than through AOL, Excite or Lycos and higher commissions from certain airlines than others. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods. In June 1999, the Company entered into an agreement with its GDS supplier, Galileo, that increased the Company's segment fee revenue and decreased GDS expenses included in cost of revenues retroactive to the beginning of 1999. As a result, the Company expects its segment fee revenue to increase significantly in future periods. In August 1999, the Company added a second reservations call center. This call center is expected to increase cost of revenues and likely lower gross margins in the near term. See "Risk Factors That May Affect Future Results--Unpredictability of Future Revenues; Fluctuations in Quarterly Results."

  Anticipated Losses. The Company has incurred significant operating losses and, as of September 30, 1999, had an accumulated deficit of $77.1 million. The Company believes that its success will to a large part depend on its ability to increase the number of registered users and customers and to increase sales volume to realize economies of scale. As the Company increases its spending for product development, advertising, customer service, facilities, international expansion and general and administrative expenses, the Company expects to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future, and the rate at which such losses will be incurred is expected to increase significantly from current levels, resulting in corresponding decreases in working capital, total assets and stockholders' equity. In particular, the Company's operating expenses have increased, and are expected to continue increasing, in 1999 as compared to 1998, primarily due to scheduled increases in the Company's payment obligations to strategic partners and advertising and marketing expenses for the Company's online travel services, resulting in corresponding increases in operating losses and decreases in working capital, total assets and stockholders' equity. See "Risk Factors That May Affect Future Results--Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit" and "--Anticipated Losses and Negative Cash Flow."

Results of Operations

  The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's condensed consolidated statement of operations to total revenues, except as indicated:

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                            1999               1998               1999                1998
                                                        -----------        -----------        ------------        -----------
Revenues:
          Transaction revenue                                  60.0 %             75.4 %              64.4 %             80.9 %
          Advertising revenue                                  40.0 %             24.6 %              35.6 %             19.1 %
                                                        -----------        -----------        ------------        -----------
          Total revenues                                      100.0 %            100.0 %             100.0 %            100.0 %

Cost of revenues                                               34.4 %             41.6 %              34.7 %             45.5 %
                                                        -----------        -----------        ------------        -----------

          Gross profit                                         65.6 %             58.4 %              65.3 %             54.5 %

Operating expenses:
          Marketing and sales                                 147.2 %            134.9 %             134.3 %            148.6 %
          Technology operations and development                15.0 %             26.2 %              17.1 %             27.8 %
          General and administrative                           25.8 %             36.8 %              26.2 %             42.1 %
          Stock based compensation expense                      4.2 %              0.9 %               4.9 %              1.1 %
          Merger expense                                        5.3 %              0.0 %               2.2 %              0.0 %
                                                        -----------        -----------        ------------        -----------
          Total operating expenses                            197.5 %            198.8 %             184.7 %            219.6 %

          Loss from continuing operations before
            interest and income tax
          Expense                                            (131.9)%           (140.4)%            (119.4)%           (165.1)%

Interest income (expense), net                                  6.1 %             22.7 %               8.7 %             19.3 %
                                                        -----------        -----------        ------------        -----------
          Loss from continuing operations
            before income tax expense                        (125.8)%           (117.7)%            (110.7)%           (145.8)%

Income tax expense                                             (0.3)%             (0.4)%              (0.3)%             (0.4)%
                                                        -----------        -----------        ------------        -----------

          Loss from continuing operations                    (126.1)%           (118.1)%            (111.0)%           (146.2)%

Discontinued operations:
          Loss from discontinued operations                     0.0 %             (2.7)%               0.0 %             (6.8)%
                                                        -----------        -----------        ------------        -----------

Net loss                                                     (126.1)%           (120.8)%            (111.0)%           (153.0)%
                                                        ===========        ===========        ============        ===========

Comparison of Three Months and Nine Months Ended September 30, 1999 and 1998

Revenues

Transaction Revenue

($ in thousands)               1999         1998      Change        %
                               ----         ----      ------       ---
Three-month period:

  Transaction Revenue         $ 5,423       2,984     $2,439       82%
                              =======      ======     ======       ===

Nine-month period:
  Transaction Revenue         $14,106      $7,629     $6,477       85%
                              =======      ======     ======       ===

Transaction revenue increased from the third quarter and the first nine months of 1999 when compared with the corresponding periods of 1998 primarily due to corresponding increases in the Company's gross bookings and customer base. Gross bookings were $106.5 million and $273.2 million for the third quarter and the first nine months of 1999, respectively, which represent increases of 85% and 91% compared with the corresponding periods of 1998. The increase in gross bookings was attributable to the expansion of the Company's travel service offerings, strategic relationships, repeat purchases by existing customers, and certain promotional offers. Visits to the Company's online areas for the third quarter and the first nine months of 1999 were 31.1 million and 90.1 million, respectively, which represent increases of 40% and 41% when compared with the corresponding periods of 1998.

Advertising Revenue

($ in thousands)               1999         1998      Change        %
                               ----         ----      ------       ----
Three-month period:
  Advertising Revenue         $ 3,616      $   972    $ 2,644      272%
                              =======      =======    =======      ====

Nine-month period:
  Advertising Revenue         $ 7,795      $ 1,806    $ 5,989      332%
                              =======      =======    =======      ====

     Online advertising revenue substantially increased from the third quarter and the first nine months of 1999 when compared with the corresponding periods of 1998 primarily due to the number of advertisers on the Company's Web site, an increase in the average revenue generated per advertiser and revenue recognized from the Company's database services agreement with AOL. In addition, certain marketing fees were earned and included in advertising revenue for the first nine months of 1999 that did not exist in the corresponding period in 1998.

Cost of Revenues

($ in thousands)               1999         1998      Change        %
                               ----         ----      ------       ----
Three-month period:
  Cost of Revenues            $ 3,112      $ 1,646    $ 1,466       89%
                              =======      =======    =======      ====

Nine-month period:
  Cost of Revenues            $ 7,594      $ 4,293    $ 3,301       77%
                              =======      =======    =======      ====

     Cost of revenues includes equipment and staffing costs associated with operating the Company's transaction system and customer reservation center, GDS charges, telecommunications, printing and delivery costs for tickets and costs associated with errors in ticket fulfillment. Cost of revenues increased from 1998 to 1999 primarily due to the increased volume of transactions, in addition to the opening of a second reservations call center in August, 1999. As a percentage of revenue, cost of revenues decreased from 41.6% in the third quarter of 1998 to 34.4% in the third quarter of 1999 and from 45.5% in the first nine months of 1998 to 34.7% in the first nine months of 1999 primarily due to economies of scale resulting from increased transaction volume and an increase in advertising revenue, which has higher gross margins. The Company's average cost per transaction decreased from approximately $8.10 in the third quarter of 1998 to approximately $7.60 in the third quarter of 1999. The average cost per transaction increased approximately $0.30 from the second quarter of 1999 to the third quarter of 1999. This increase was primarily due to the start-up costs of the new reservations call center. The Company expects that the average cost per transaction will increase slightly in the near-term due to the short-term costs associated with the start-up costs of the new reservations call center.

Operating Expenses

($ in thousands)               1999         1998      Change      %
                               ----         ----      ------     ---
Three-month period:
  Operating Expenses          $17,848      $ 7,865    $ 9,983    127%
                              =======      =======    =======   =====

Nine-month period:
  Operating Expenses          $40,445      $20,719    $19,726     95%
                              =======      =======    =======   =====

     Marketing and Sales. Marketing and sales expenses consist primarily of payroll and related expenses, consulting fees, advertising, public relations, promotional expenditures and costs relating to the development and acquisition of content and distribution for the Company's online sites. Marketing and sales expenses were $13.3 million and $29.4 million for the third quarter and first nine months of 1999, respectively, which represent increases of 149% and 110% when compared to the corresponding periods in 1998. As a percentage of total revenues, marketing and sales expenses increased from 135% in the third quarter of 1998 to 147% in the third quarter of 1999 and decreased from 149% for the first nine months of 1998 to 134% in the first nine months of 1999. The overall increase in marketing and sales was attributable primarily to an extensive marketing campaign, expenses associated with the hiring of additional personnel for development of online content and expenditures related to the Company's agreements with AOL, Excite and others. The Company continues to pursue an aggressive branding and marketing campaign and will continue to incur significant advertising expenditures. In addition, the Company is obligated to make minimum payments totaling $49.5 million to AOL and Excite over the term of its agreements with AOL and Excite, and $4.3 million to Lycos over the two and a half year term of its agreement with Lycos, which payments will be accounted for as marketing and sales expense. As a result of the foregoing, the Company expects marketing and sales expenses to increase significantly in absolute dollars in future periods.

     Technology Operations and Development. Technology operations and development expenses consist principally of personnel and equipment expenses and consulting fees for development and enhancement of the Company's transaction processing system and online services and costs associated with network operations, systems and telecommunications infrastructure. Technology operations and development expenses were $1.4 million and $3.7 million for the third quarter and first nine months of 1999, respectively, which represent increases of 31% and 43% when compared to the corresponding periods in 1998. As a percentage of total revenues, technology operations and development expenses decreased from 26% in the third quarter of 1998 to 15% in the third quarter of 1999 and from 28% in the first nine months of 1998 to 17% in the first half of 1999. The increase in technology operations and development expenses was attributable primarily to increased staffing and consulting fees, increased costs related to enhancing the capacity, features, content and functionality of the Company's online services and increased costs related to enhancing or updating the Company's transaction-processing systems. The Company believes that continued investment in technology operations and development is critical to attaining the Company's strategic objectives and, as a result, expects technology operations and development expenses to increase significantly in absolute dollars in future periods.

  General and Administrative. General and administrative expenses consist of payroll and related expenses for management, accounting and administrative personnel, recruiting, professional services, facilities, director and officer insurance, investor relations and other general corporate expenses. General and administrative expenses were $2.3 million and $5.7 million for the third quarter and first nine months of 1999, respectively, which represent increases of 60% and 44% when compared to the corresponding periods in 1998. As a percentage of total revenues, general and administrative expenses decreased from 37% in the third quarter of 1998 to 26% in the third quarter of 1999 and from 42% in the first nine months of 1998 to 26% in the first nine months of 1999. The increase in general and administrative expenses was due primarily to increased salaries and expenses associated with the hiring of personnel related to the expansion of the Company's operations. The Company expects general and administrative expenses to increase in absolute dollars in future periods as the Company expands its staff and incurs additional costs related to the growth of its business.

     Stock based Compensation. Stock based compensation primarily reflects the charge to earnings for directors' and consultants' stock options that vest during the period. Stock based compensation expenses rose from $36,000 in the third quarter of 1998 to $379,000 in the third quarter of 1999 and from $108,000 in the first nine months of 1998 to $1.1 million in the first nine months of 1999. The overall increase in stock based compensation expense was due primarily to an increase in the number of options granted to consultants. The Company's calculation of stock based compensation expense was made by using the Black-Scholes option-pricing model for option grants. The amount of expense to be recorded in future periods will depend on the number of options vesting, the price of the common stock at the time of vesting and other variables.

     Merger Expense. In October 1999, the Company signed an agreement to merge with and into Travelocity.com Inc., subject to certain conditions, including the approval of the common stockholders of the Company and the expiration or early termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company incurred $476,000 of merger related costs during the third quarter of 1999. These costs are composed of legal fees and other costs in connection with the merger. There were no corresponding charges in 1998.

     Interest Income (Expense)

     Interest income, net of interest expense, was approximately $550,000 and $1.9 million for the third quarter and first nine months of 1999, respectively, compared to net interest income of $897,000 and $1.8 million for the corresponding periods in 1998. The decrease in net interest income for the third quarter of 1999 was attributable primarily to the Company's decreasing cash and marketable securities balances resulting in decreasing interest income. Interest expense is composed primarily of interest on capital lease obligations.

     Income Taxes

     The provision for income taxes recorded in the third quarter and first nine months of 1999 represents Delaware franchise tax and California minimum state tax expense. The Company expects to incur a net loss for 1999; therefore, no provision for federal income taxes has been recorded for the first nine months of 1999.

     Discontinued Operations.

     Loss from discontinued operations includes the results of the Company's television operations prior to the TV Disposition on December 31, 1998. Loss from discontinued operations for the third quarter and the nine months ended in 1998 was $106,000 and $641,000, respectively. The loss for the third quarter of 1998 was comprised of television revenues of $1.6 million less the cost of television revenues of $1.2 million and operating expenses of $510,000. The loss for the first nine months of 1998 was comprised of television revenues of $5.0 million less the cost of television revenues of $3.9 million and operating expenses of $1.7 million.

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

     Cash used in operating activities in the first nine months of 1999 of $21.8 million was attributable to a net loss of $24.3 million, offset primarily by depreciation and amortization of $1.7 million and stock based compensation of $1.1 million. Cash used in operations for the first nine months of 1998 of $11.4 million was attributable to a net loss of $14.4 million, offset primarily by a decrease in other assets of $2.9 million.

      Cash provided by investing activities in the first nine months of 1999 of $1.2 million was attributable primarily to net sales proceeds and purchases of marketable securities of $3.8 million offset by acquisitions of property and equipment of $2.6 million. Cash used in investing activities in the first nine months of 1998 of $42.1 million was comprised of net sales proceeds and purchases of marketable securities of $41.1 million and acquisitions of property and equipment of $1.0 million.

       Cash provided by financing activities in the first nine months of 1999 of $616,000 was attributable to net proceeds from issuance of common stock of $1.7 million offset by payments on obligations under capital leases of $1.1 million. Cash provided by financing activities in the first nine months of 1998 of $52.7 million consisted primarily of proceeds from the issuance of common stock through the Company's secondary stock offering of $52.4 million offset by payments on obligations under capital leases of $860,000.

     As of September 30, 1999, the Company had $37.8 million of cash, cash equivalents and marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under the agreements with AOL, Excite, Lycos and others and lease obligations. Although the Company has no material commitments for capital expenditures, it anticipates an increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. In addition, pursuant to its arrangement with AOL, the Company is obligated to make minimum payments totaling $32.0 million, of which $13.9 million had been paid as of September 30, 1999, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Excite, the Company is obligated to make minimum payments totaling $17.5 million, of which $5.5 million had been paid as of September 30, 1999, and to pay a percentage of commissions earned by the Company in excess of certain thresholds. Pursuant to its arrangement with Lycos, the Company is obligated to make minimum payments totaling $4.3 million, of which $3.2 million had been paid as of September 30, 1999 and to pay a percentage of commissions earned by the Company in excess of certain thresholds. In addition, the Company is required to continue to develop content areas featured on AOL, Excite and Lycos sponsored primarily by advertising revenues, of which the Company is entitled to receive a share. However, there can be no assurance that the Company will continue to receive significant revenues from such payments. See "Risk Factors That May Affect Future Results--Reliance on Distribution Agreements with America Online and Excite."

     The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the end of September 2000. However, the Company could be required, or could elect, to seek to raise additional financing during such period or thereafter, through the sale of equity or debt securities or by obtaining credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to the Company, if at all. See "Risk Factors That May Affect Future Results--Need for Additional Capital."

Year 2000

     The Year 2000 issue relates to computer systems that have time and date-sensitive programs that may not properly recognize the Year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could include, among other things, the inability to process transactions or conduct normal business activities and could have a material adverse effect on the Company. In addition, to the extent consumers' computer systems are not Y2K compliant, they may be precluded from utilizing the Company's on-line booking services, which may adversely impact the Company's revenues.

     The Company's process towards Year 2000 readiness includes planning, assessment, testing and remediation. The Company has engaged an outside consultant to assist in this process. The Company is in the process of performing Year 2000 testing and remediation and anticipates completing this process by December, 1999. Based on its review to date, the Company has not uncovered any significant computer programs or systems which would not become Year 2000 compliant in a timely manner. The Company continues to review its systems for Year 2000 issues. Through September 30, 1999, the Company has spent $50,000 and expects to spend a total of approximately $400,000 for contractors, consultants and software involved in the planning, assessment and testing phases of the Year 2000 process. The Company also expects to utilize significant internal resources and personnel in the Year 2000 process. The actual extent and cost of any remedial efforts and other additional costs of the Year 2000 process will not be known until the Year 2000 process has been completed. However, the costs to complete the Year 2000 process are not expected to have a material adverse effect on the Company's business, operating results or financial condition.

     The Company has also initiated contact with key suppliers whose computer systems' functionality could impact the Company's ability to conduct business. The Company is dependent upon certain third party service providers including, without limitation, the Apollo GDS system, AOL, Level 3 Communications,
Pegasus and major travel suppliers. Any interruption of such services due to such providers' failure to be Year 2000 compliant would be disruptive to the Company's business and could have a material adverse effect on the Company's business, operating results and financial condition. In particular, the Company is substantially dependent on the Year 2000 compliance of the Apollo GDS system, the failure of which could, in the worst case, prevent the Company's customers from being able to reserve airline tickets, car rentals and other travel services, which would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company believes it could take up to six months and require substantial expenditures to fully transition the Company's travel services to an alternative GDS System. Similarly, the failure by Pegasus to be Year 2000 compliant could prevent the Company's customers from being able to reserve hotel rooms, which could have a material adverse effect on the Company's business, operating results and financial condition. Currently the Company is in the process of developing contingency plans to address the risk of failure of such service providers to be Year 2000 compliant.

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

Recently Issued Accounting Standards

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), " Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. The Company was required to adopt SOP 98-1 as of January 1, 1999. Management does not believe that adoption of this SOP has had or will have a material, adverse impact on the Company's financial condition or results of operations.

     In April 1998, the Accounting Standards Executive Committee released Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of start-up Activities". SOP 98-5 is effective for the fiscal years beginning after December 15, 1998 and requires companies to expense all cost incurred or unamortized in connection with Start-up activities. The new standard is effective for the Company's fiscal year ending December 31, 1999 and has not had and is not expected in the future to have a material effect on the financial statements, as the Company has not capitalized such costs to date.

Risk Factors That May Affect Future Results

     In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

     Risks Relating to the Merger with Travelocity.com. On October 3, 1999, the Company signed an agreement to merge with and into Travelocity.com Inc., subject to certain conditions, including the approval of the common stockholders of the Company and the expiration or early termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. There are numerous risks associated with the transaction, including the following:

 . Upon completion of the merger, each share of the Company's Common Stock will be exchanged for one share of Common Stock of Travelocity.com. The terms of the deal do not provide for any adjustment for changes in the market price of the Company's Common Stock, and the Company is not permitted to terminate the agreement or resolicit the vote of its stockholders solely because of changes in the market price of its Common Stock. Accordingly, the specific dollar value of Travelocity.com Common Stock to be received by the Company's stockholders upon completion of the merger will depend on the market value of Travelocity.com Common Stock at the time of completion of the merger.

 . Achieving the anticipated benefits of the merger will depend in part on the integration of the technology, operations, and personnel of the two companies in a timely and efficient manner so as to minimize the risk that the merger will result in the loss of customers or key employees or the continued diversion of the attention of management. If the Company and Travelocity.com are not able to integrate successfully, the combined entity may not be able to realize the anticipated benefits of the merger.

 . If the merger is not completed for certain reasons, the Company may be subject to a number of material risks. For example the public announcement of the merger may have had an adverse effect on the Company's sales and operating results, its ability to attract and retain key management, marketing, and technical personnel, progress of certain development projects. Costs related to the merger, such as legal, accounting, and financial advisor fees must be paid even if the merger is not completed. In addition, the Company may be obligated to pay up to $10 million in the event that the proposed merger does not close by March 31, 2000.

 . If the merger is terminated and the Company's Board of Directors determines to seek another merger or business combination, there can be no assurance that it will be able to find equivalent or better consideration or terms than in the merger. In addition, while the merger agreement is in effect, the Company is prohibited, subject to certain limited exceptions, from soliciting, initiating, knowingly encouraging, or entering into certain extraordinary transactions such as a merger, sale of assets, or other business combination with any third party.

     Limited Operating History of Online Business; History of Net Operating Losses; Accumulated Deficit. The Company incurred net losses of $5.6 million, $10.2 million, $27.0 million and $24.3 million in 1996, 1997, 1998 and the nine months ended September 30, 1999, respectively. As of September 30, 1999, the Company had an accumulated deficit of approximately $77.1 million. The Company believes that its future success depends on its ability to significantly increase revenues from its Internet and commercial online service operations, for which it has a limited operating history. The Company initiated its reservations operations in 1994, first recognized revenues from its reservations operations in the first quarter of 1995 and booked its first airline ticket reservations online in the second quarter of 1996. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets such as online commerce. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Reliance on Distribution Agreements with America Online and Excite. The Company has entered into agreements with AOL and Excite establishing the Company as the primary and preferred provider of travel services on AOL and the exclusive provider of travel reservations services on Excite's Travel Channel until September 2002. Under these agreements, as amended, AOL and Excite are obligated to promote the Company and to deliver minimum numbers of annual page views or impressions to the online areas featuring the Company's travel services. In addition, the Company is eligible to receive payments from Excite representing a share of advertising revenues received by Excite in connection with the online areas featuring the Company's travel services; however, there can be no assurance that such payments, if any, will be significant. During the terms of these agreements, the Company is obligated to make minimum payments totaling $49.5 million to AOL and Excite as well as pay to AOL and Excite a percentage of certain commissions earned by the Company in excess of specified thresholds. The Company is also obligated to share certain advertising revenues with each of AOL and Excite, as specified in their respective agreements. Moreover, the Company's agreement with AOL is conditioned upon the Company achieving specified levels of travel services bookings, which will require the Company to significantly increase such bookings from current levels. There can be no assurance that the Company will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify the Company's significant fixed financial obligations to AOL and Excite or that the Company will satisfy the minimum levels of travel services bookings required to maintain the AOL agreement, and failure to do so would likely have a material adverse effect on the Company's business, operating results and financial condition. In addition, the agreements with AOL and Excite do not provide the Company with renewal rights upon expiration of their respective terms. The AOL agreement provides AOL with the right to renew the AOL agreement for successive one-year terms on a non-exclusive basis during which period AOL would continue to receive a percentage of commissions and share in advertising revenues, but the Company would not be obligated to make any additional minimum payments. There can be no assurance that such agreements will be renewed on commercially acceptable terms, or at all.

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

     Furthermore, the Company's significant investment in the AOL and Excite relationships is based on the continued positive market presence, reputation and anticipated growth of AOL and Excite, as well as the commitment by each of AOL and Excite to deliver specified numbers of annual page views or impressions. Any decline in the significant market presence, business or reputation of AOL or Excite, or the failure of AOL or Excite to deliver the specified numbers of annual page views, will reduce the value of these strategic agreements to the Company and will likely have a material adverse effect on the business, operating results and financial condition of the Company. In addition, while the Company and Excite have agreed to cooperate on advertising, AOL and the Company have the right to separately pursue and sell advertising in the Company's content areas distributed through AOL. There can be no assurance that the Company and AOL will not compete for limited travel supplier advertising revenues. Travel services sold through the AOL network (including the primary AOL service and AOL.COM) accounted for 28%, 33%, 33% and 34% of the Company's gross bookings for the three months ended December 31, 1998, March 31, June 30, 1999 and September 30, 1999, respectively. Travel services sold through Excite accounted for 16%, 13%, 12% and 11% of the Company's gross bookings for the three months ended December 31, 1998,

March 31, 1999, June 30, 1999 and September 30, 1999, respectively. The Company's arrangements with AOL and Excite are expected to continue to represent significant distribution channels for the Company's travel services. Any termination of either or both of the Company's agreements with AOL or Excite would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

     In addition, a substantial majority of the Company's revenue is dependent on the commissions customarily paid by travel suppliers for bookings made through the Company's online travel service. Consistent with industry practices, these travel suppliers are not obligated to pay any specified commission rate for bookings made through the Company or to pay commissions at all. For example, during the first quarter of 1998, a major hotel chain eliminated commissions paid to the Company and other online travel service providers for online bookings. In addition, a large hotel chain advised the Company that beginning in January 1999, they would pay a flat commission of two dollars per completed hotel stay. As a result, the Company expects that its average commission rate received from hotels will decline. There can be no assurance that other hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate such commissions entirely, which could, individually or in the aggregate, have a material adverse effect on the Company's business, operating results and financial condition. For example, in 1995, most of the major airlines placed a cap on per-ticket commissions payable to all travel agencies for domestic airline travel. In September 1997, the major U.S. airlines reduced the commission rate payable to traditional travel agencies from 10% to 8%, and again from 8% to 5% in October 1999.

     In 1997, the major U.S. airlines reduced the commission rate payable for online reservations from approximately 8% to approximately 5%, which had a material adverse effect on the Company's results of operations. In addition, in the first half of 1998 two major airlines reduced their fixed rate commission for online roundtrip ticket sales to ten dollars. These reductions were followed by similar reductions made by other airlines. The Company's weighted average commission on online transaction revenue has declined as a result of these reductions. There can be no assurance that airlines or other of the Company's travel suppliers will not further reduce the amount of compensation payable to the Company and other online service providers.

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

     The Company is dependent on these third party providers to continue to offer and maintain these services. Any discontinuation of such services, or any reduction in performance that requires the Company to replace such services, would be disruptive to the Company's business. In particular, if the Company were required to replace services provided by the Apollo GDS system, the Company believes it could take up to six months and require substantial expenditures to fully transition the Company's travel services to an alternative service provider. In the past, these third party providers have experienced interruptions or failures in their systems or services, which have temporarily prevented the Company's customers from accessing or purchasing certain travel services through the Company's online sites. Any reduction in performance, disruption in Internet or online access or discontinuation of services provided by AOL, Level 3 Communications or any other Internet service provider, or any disruption in the Company's ability to access the Apollo GDS system, Pegasus or any other travel reservation systems, could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Competition. The online travel services market is new, rapidly evolving and intensely competitive, and the Company expects such competition to intensify in the future. The Company competes primarily with traditional travel agency and online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites, such as Expedia (operated by Microsoft Corporation), Travelocity (operated by SABREGroup Holdings Inc., a majority owned subsidiary of American Airlines), TravelWeb (operated by Pegasus), Getthere.com, Biztravel.com, Cheap Tickets and TheTrip.com, among others. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial Web sites offering online travel services. Additionally, companies such as Priceline.com operate Web sites that allow users to bid on air tickets and hotel rooms.

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

     Risks Associated with Advertising Revenues. During 1996, 1997, 1998 and the nine months ended September 30, 1999 approximately 9%, 10%, 24% and 36%, respectively, of the Company's total revenues were derived from the sale of advertising on its online sites. The Company's advertising customers may terminate their advertising commitments at any time without penalty. Consequently, the Company's advertising customers may move their advertising to competing online sites or to other traditional media quickly and at low cost, thereby increasing the Company's exposure to competitive pressures and fluctuations in net revenues and operating results. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract advertising customers, the Company's business, operating results and financial condition could be materially adversely affected.

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

     Risk of System Failure; Single Site. The Company's success, in particular its ability to successfully receive and fulfill orders online and provide high quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. The majority of the Company's computer and communications systems are located at a single facility in San Francisco, California. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company currently does not have redundant systems or a formal disaster recovery plan. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations. The occurrence of any of the foregoing risks could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Need for Additional Capital. The Company requires substantial working capital to fund its business and expects to use a portion of the net proceeds of its initial public offering and secondary offering to fund its operating losses. In the last three years, the Company has experienced negative cash flow from operations and expects to continue to experience significant negative cash flow from operations for the foreseeable future. The Company currently anticipates that the net proceeds of its initial public offering and secondary offering, together with its existing capital resources, will be sufficient to meet the Company's capital requirements through September 2000, although the Company could be required, or could elect, to seek to raise additional financing during such period or thereafter, in part to fund its financial obligations to AOL, Excite and Lycos or for other purposes. There can be no assurance that such financing will be available in sufficient amounts or on terms acceptable to the Company, if at all.

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

     Risks Associated with International Expansion. A component of the Company's strategy is to evaluate expanding its operations into international markets. The Company may expend significant financial and management resources to establish offices overseas, create localized user interfaces and comply with local customs and regulations. If the revenues generated by these international operations are insufficient to offset the expense of establishing and maintaining such operations, the Company's business, operating results and financial condition could be materially adversely affected. To date, the Company has no experience in developing localized versions of its online sites and marketing and distributing its travel services internationally. There can be no assurance that the Company will be able to successfully market or sell its services in these international markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in conducting business on an international level, such as unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, currency rate fluctuations, seasonality in leisure travel in certain countries and potentially adverse tax consequences. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's future potential international operations and, consequently, on its business, operating results and financial condition.

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

     Volatility of Stock Price. The market price of the Common Stock of the Company could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, and other events or factors. For example, a shortfall in revenue or net income, or increase in losses from levels expected by securities analysts, could have an immediate and significant adverse effect on the market price of the Company's Common Stock. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and internet companies and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for the Common Stock.

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

     In October 1998, the Company's Board of Directors adopted a stockholder rights plan. This plan provides stockholders with special purchase rights under certain circumstances, including if any person or group acquires 20 percent or more of the Company's common stock. This plan could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or of making the Company less attractive to a potential acquirer of, a majority of the outstanding voting stock of the Company, and may complicate or discourage a takeover of the Company.

     On October 1999, in accordance with the signing of the merger agreement with Travelocity.com, the Company's Board of Directors authorized an amendment to the stockholder rights plan in order to render the rights issued thereunder inapplicable to the merger agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy which is intended to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company mitigates default risk by investing in high credit quality securities such as debt instruments of the United States government and its agencies and high quality corporate issuers, as well as money market funds. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. As of September 30, 1999, the Company had $422,000 and $37.4 million of cash and cash equivalents and marketable securities, respectively.

The Company does not currently transact any significant portion of its business in functional currencies other than the United States dollar. To the extent that it continues to transact its business using the United States dollar as its functional currency, the Company does not believe that the fluctuations in foreign currency exchange rates will have a material adverse effect on the Company's results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - Not Applicable.

Item 2. Changes in Securities and Use of Proceeds.

     On November 19, 1997, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-37183) was declared effective by the Securities and Exchange Commission, pursuant to which 2,500,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $11.00 per share, generating gross offering proceeds of $27.5 million. The managing underwriters were Hambrecht & Quist LLC and NationsBanc Montgomery Securities, Inc. After deducting approximately $1.9 million in underwriting discounts and $1.0 million in other related expenses, the net proceeds of the offering were approximately $24.6 million. As of September 30, 1999, the Company has used $12.8 million of the net proceeds of the offering for payments to AOL under the distribution agreement with AOL, $4.5 million for payments to Excite under the distribution agreement with Excite, $3.2 million for payments to Lycos under the distribution agreement with Lycos and the remaining $4.1 million on advertising.

Item 3. Defaults Upon Senior Securities - Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable.

Item 5. Other Information - Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             Exhibit 10.24* - Amendment to Restated and Amended Excite Agreement, dated as of September 28, 1999, between the Company and Excite, Inc.

             Exhibit 10.25 - Employment Agreement effective as of July 27, 1999, by and between the Company and Christopher E. Clouser.

             Exhibit 27.1 - Financial Data Schedule

             * A portion of this agreement has been omitted pursuant to a request for confidential treatment.

        (b) Form 8-K filed on October 6, 1999 in connection with announcement of merger with Travelocity.com.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Preview Travel, Inc.



                         By  /s/  BRUCE E. CARMEDELLE
                             --------------------------
                             Bruce E. Carmedelle
                             Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


Date: November 8, 1999