Form 10-Q/A
period 1999-09-30
PREVIEW TRAVEL INC
filed 1999-12-30
CIK 1047121

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q/A1

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999    Commission file number 000-23177
============================================================================


                              PREVIEW TRAVEL, INC.

             Delaware                                 94-2965892
(State or other jurisdiction of incorporation or     (I.R.S. Employer
 organization)                                        Identification No.)

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

                               Yes  [X]   No [ ]

  As of September 30, 1999, there were 13,938,792 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----
                     -------------------------------------
                                                                            Page
                                                                            ----


PART I.   FINANCIAL INFORMATION


  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         3


SIGNATURES                                                                  27

                                    Part I
                            Financial Information

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

  Proposed Merger. In October 1999, the Company signed an agreement to merge with and into Travelocity.com Inc., subject to certain conditions, including the approval of the common stockholders of the Company and the expiration or early termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The waiting period expired on November 11, 1999. As a result of the planned merger, the Company has incurred, and expects to continue to incur, incremental costs associated with the merger.

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

Results of Operations

  The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's condensed consolidated statement of operations to total revenues, except as indicated:

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                            1999               1998               1999                1998
                                                        ------------       ------------       -------------       ------------
Revenues:
          Transaction revenue                                  60.0%              75.4%               64.4%              80.9%
          Advertising revenue                                  40.0%              24.6%               35.6%              19.1%
                                                      -------------      -------------      --------------      -------------
          Total revenues                                      100.0%             100.0%              100.0%             100.0%

Cost of revenues                                               34.4%              41.6%               34.7%              45.5%
                                                      -------------      -------------      --------------      -------------

          Gross profit                                         65.6%              58.4%               65.3%              54.5%

Operating expenses:
          Marketing and sales                                 147.2%             134.9%              134.3%             148.6%
          Technology operations and development                15.0%              26.2%               17.1%              27.8%
          General and administrative                           25.8%              36.8%               26.2%              42.1%
          Stock based compensation expense                      4.2%               0.9%                4.9%               1.1%
          Merger expense                                        5.3%               0.0%                2.2%               0.0%
                                                      -------------      -------------      --------------      -------------
          Total operating expenses                            197.5%             198.8%              184.7%             219.6%

          Loss from continuing operations before
            interest and income tax
          Expense                                           (131.9)%           (140.4)%            (119.4)%           (165.1)%

Interest income (expense), net                                  6.1%              22.7%                8.7%              19.3%
                                                      -------------      -------------      --------------      -------------
          Loss from continuing operations
            before income tax expense                       (125.8)%           (117.7)%            (110.7)%           (145.8)%

Income tax expense                                            (0.3)%             (0.4)%              (0.3)%             (0.4)%
                                                      -------------      -------------      --------------      -------------

          Loss from continuing operations                   (126.1)%           (118.1)%            (111.0)%           (146.2)%

Discontinued operations:
          Loss from discontinued operations                     0.0%             (2.7)%                0.0%             (6.8)%
                                                      -------------      -------------      --------------      -------------

Net loss                                                    (126.1)%           (120.8)%            (111.0)%           (153.0)%
                                                      =============      =============      ==============      =============

Comparison of Three Months and Nine Months Ended September 30, 1999 and 1998

Revenues

Transaction Revenue

($ in thousands)                                  1999             1998            Change            %
                                               ----------       ----------       ----------       --------

Three-month period:
  Transaction Revenue                             $ 5,423            2,984           $2,439            82%
                                              ============     ============     ============     =========

Nine-month period:
  Transaction Revenue                             $14,106           $7,629           $6,477            85%
                                              ============     ============     ============     =========

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

Advertising Revenue

($ in thousands)                                  1999             1998            Change             %
                                                ---------       ----------       ----------       ---------

Three-month period:
  Advertising Revenue                              $3,616           $  972           $2,644            272%
                                              ===========     ============     ============     ==========

Nine-month period:
  Advertising Revenue                              $7,795           $1,806           $5,989            332%
                                              ===========     ============     ============     ==========

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

Cost of Revenues

($ in thousands)                                  1999             1998            Change            %
                                                ---------       ----------       ----------       --------

Three-month period:
  Cost of Revenues                                 $3,112           $1,646           $1,466            89%
                                              ===========     ============     ============     =========

Nine-month period:
  Cost of Revenues                                 $7,594           $4,293           $3,301            77%
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

  Operating Expenses

($ in thousands)                                   1999             1998            Change                %
                                                ----------       ----------       -----------        ----------

Three-month period:
  Operating Expenses                               $17,848          $ 7,865           $ 9,983               127%
                                              ============     ============     =============      ============

Nine-month period:
  Operating Expenses                               $40,445          $20,719           $19,726                95%
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

  Merger Expense. In October 1999, the Company signed an agreement to merge with and into Travelocity.com Inc., subject to certain conditions, including the approval of the common stockholders of the Company and the expiration or early termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The waiting period expired on November 11, 1999. The Company incurred $476,000 of merger related costs during the third quarter of 1999. These costs are composed of legal fees and other costs in connection with the merger. There were no corresponding charges in 1998.

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

Year 2000

  The Year 2000 issue relates to computer systems that have time and date-sensitive programs that may not properly recognize the Year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could include, among other things, the inability to process transactions or conduct normal business activities and could have a material adverse effect on the Company. In addition, to the extent consumers' computer systems are not Year 2000 compliant, they may be precluded from accessing the Company's online sites or utilizing the Company's on-line booking services, which may adversely impact the Company's revenues.

  The Company has a formal Year 2000 compliance plan. That plan includes assessment, testing, remediation and contingency planning components. We have executed the assessment, testing, remediation and contingency planning phases of the Company's Year 2000 compliance plan with respect to our proprietary information technology systems. With respect to information technology systems provided by outside suppliers, we have sought assurances from such suppliers that their technology is or will be Year 2000 compliant in a timely manner. All of our material information technology system suppliers have either replied in writing to inquiry letters sent by us or have made information publicly available regarding the status of their Year 2000 compliance status. We have also evaluated our non-information technology systems for Year 2000 compliance consistent with the Company's Year 2000 compliance plan. We have taken steps which we believe have remediated presently known, material Year 2000 issues with respect to our information and non-information technology systems. With respect to all material information and non-information technology systems, we continue to monitor and review such systems for any Year 2000 issue.

  The Company has made contact with key outside suppliers whose computer systems' functionality could impact the Company's ability to conduct business. The Company is dependent upon certain service providers including, without limitation, the Apollo GDS system, AOL, Excite, Level 3 Communications (the Company's Internet service provider), AT&T, other telecommunications providers, Pacific Gas and Electric, Pegasus, Hotel Reservations Network, Inc. and major travel suppliers. Any failure of a material service supplier to be Year 2000 compliant could be disruptive to the Company's business and could have a material adverse effect on the Company's business, operating results and financial condition. In particular, the Company is substantially dependent on the Year 2000 compliance of the Apollo GDS system, the failure of which could, in the worst case, prevent the Company's customers from being able to reserve airline tickets, car rentals and other travel services, which would have a material adverse effect on the Company's business, operating results and financial condition, the impact of which can not be reasonably estimated. In addition, the Company believes it could take up to six months and require substantial expenditures to fully transition the Company's travel services to an alternative GDS System. Similarly, the failure by Pegasus or Hotel Reservations Network, Inc. to be Year 2000 compliant could prevent the Company's customers from being able to reserve hotel rooms, which could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company has developed contingency plans to address the most reasonably likely worst case scenarios arising from a Year 2000 issue. Our contingency plans include:

  . maintaining dedicated staff and equipment both on site and to be available at crucial dates and times to remedy unforeseen problems;

  . reducing or suspending certain non-critical aspects of our services or operations during crucial dates and times.

  . performing certain processes manually; and

  . implementing replacement systems.

  Upon the implementation of our contingency plan, we believe the worst case scenario for Year 2000 issues to be a system failure or failures beyond our control. Such failures could include prolonged or intermittent telecommunications, Internet, Apollo GDS or electrical failure. Such a failure could affect our business by:

  . preventing us from operating our business;

  . preventing users from accessing our online sites;

  . preventing users from purchasing goods and services on our online sites;
    and

  . changing the behavior of advertisers or persons accessing our online sites.

   If such a failure were to happen, we believe that the primary business risks arising from a Year 2000 issue would include any or all of the following:

   . lost sales;

   . increased operating costs;

   . loss of customers or persons accessing our online sites;

   . business interruptions of a material nature; and

   . claims of mismanagement, misrepresentation or breach of contract.

  Any of these business risks could have a material adverse affect on our business, results of operations and financial condition.

  Through September 30, 1999, the Company spent $50,000 and expects to spend a total of approximately $400,000 for contractors, consultants and software in connection with its Year 2000 compliance plan. In addition, the Company has utilized significant internal resources and personnel in connection with its Year 2000 compliance plan.

  The foregoing assessment of the impact of the Year 2000 issue on the Company is based on management's best estimates at the present time. The assessment is based upon numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.


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

Risk Factors That May Affect Future Results

  In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

  Risks Relating to the Merger with Travelocity.com. On October 3, 1999, the Company signed an agreement to merge with and into Travelocity.com Inc., subject to certain conditions, including the approval of the common stockholders of the Company and the expiration or early termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The waiting period expired on November 11, 1999. There are numerous risks associated with the transaction, including the following:

 . Upon completion of the merger, each share of the Company's Common Stock will be exchanged for one share of Common Stock of Travelocity.com. The terms of the transaction do not provide for any adjustment for changes in the market price of the Company's Common Stock, and the Company is not permitted to terminate the agreement or resolicit the vote of its stockholders solely because of changes in the market price of its Common Stock. Accordingly, the specific dollar value of Travelocity.com Common Stock to be received by the Company's stockholders upon completion of the merger will depend on the market value of Travelocity.com Common Stock at the time of completion of the merger.

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

 . If the merger is not completed for certain reasons, the Company may be subject to a number of material risks. For example, the public announcement of the merger may have had an adverse effect on the Company's sales and operating results, its ability to attract and retain key management, marketing, and technical personnel, progress of certain development projects. Costs related to the merger, such as legal, accounting, and financial advisor fees must be paid even if the merger is not completed. In addition, the Company may be obligated to pay up to $10 million under certain conditions set forth in the merger agreement.

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

  The Company is dependent on these third party providers to continue to offer and maintain these services. Any discontinuation of such services, or any reduction in performance that requires the Company to replace such services, would be disruptive to the Company's business. In particular, if the Company were required to replace services provided by the Apollo GDS system, the Company believes it could take up to six months and require substantial expenditures to fully transition the Company's travel services to an alternative service provider. In the past, these third party providers have experienced interruptions or failures in their systems or services, which have temporarily prevented the Company's customers from accessing or purchasing certain travel services through the Company's online sites. Any reduction in performance, disruption in Internet or online access or discontinuation of services provided by AOL, Excite, Level 3 Communications (the Company's Internet service provider) or any other Internet service provider, or any disruption in the Company's ability to access the Apollo GDS system, Pegasus or any other travel reservation systems, could have a material adverse effect on the Company's business, operating results and financial condition.

  In addition, the Company is dependent on Galileo and Pegasus to ensure that all software used in connection with their GDS systems will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. Any failure by Galileo or Pegasus to ensure that such software complies with year 2000 requirements could have a material adverse effect on the Company's business, operating results and financial condition. The Company's agreements with its third party service providers have terms of, or expire within, one year or less and in some cases are subject to cancellation for any reason or no reason upon short notice. Specifically, the Company does not have a written agreement with Pegasus. Any cancellation of services, or failure to renew such services upon expiration, by any of such third party providers without notice sufficient to allow the Company to transition to a new service provider in a timely and cost effective manner would have a material adverse effect on the Company's business, operating results and financial condition. See Management's Discussion and Analysis of Financial Condition and Results of Operations "Year 2000."

  Competition. The online travel services market is new, rapidly evolving and intensely competitive, and the Company expects such competition to intensify in the future. The Company competes primarily with traditional travel agency and online travel reservation services. In the online travel services market, the Company competes with other entities that maintain similar commercial Web sites, such as Expedia (operated by Microsoft Corporation), Travelocity (operated by SABRE Group Holdings Inc., a majority owned subsidiary of American Airlines), TravelWeb (operated by Pegasus), Getthere.com, Biztravel.com, Cheap Tickets and TheTrip.com, among others. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial Web sites offering online travel services. Additionally, companies such as Priceline.com operate Web sites that allow users to bid on air tickets and hotel rooms.

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

  On October 3, 1999, in accordance with the terms of the merger agreement with Travelocity.com, the Company's Board of Directors authorized an amendment to the stockholder rights plan in order to render the rights issued thereunder inapplicable to the transactions contemplated under the merger agreement.

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


Date: December 29, 1999